Form 10-Q
period 1999-09-30
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 1999-11-15
CIK 1088382

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)

         X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   ---------------           OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                               OR
                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---------------           OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from ________ to ________
                                  Commission File Number 1-13404

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             (Exact name of Registrant as specified in its charter)


                DELAWARE                                       22-3649282
     (State of other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

            ONE LIBERTY LANE
         HAMPTON, NEW HAMPSHIRE                                   03842
(Address of principal executive offices)                       (Zip Code)



       Registrant's telephone number, including area code: (603) 929-2606

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

-------------------------------------------------------------------------------

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      INDEX


                                                                              PAGE NO.
                                                                              --------

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          And Nine Months Ended September 30, 1998 and 1999.....................   1

         Consolidated Balance Sheets - December 31, 1998 and
          September 30, 1999....................................................   2

         Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1998 and 1999.....................................   3

         Consolidated Statement of Changes in Equity - Nine Months
          Ended September 30, 1999..............................................   4

         Notes to Consolidated Financial Statements.............................  5-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................. 8-10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk........  10

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K..................................  11

     SIGNATURES.................................................................  12

     EXHIBIT INDEX..............................................................  13

     EXHIBITS  .................................................................  14



                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)





                                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                SEPTEMBER  30,
                                                                         ----------------------     ---------------------
                                                                             1998         1999       1998        1999
                                                                             ----         ----       ----        ----
Net revenues .........................................................     $64,218      $64,117    $197,602    $194,755
Cost of sales ........................................................      49,744       51,715     152,648     156,905
Selling, general and administrative expense ..........................       4,259        4,352      12,329      14,647
                                                                         ---------    ---------   ---------   ---------
Operating profit .....................................................      10,215        8,050      32,625      23,203
Interest expense .....................................................       2,930        3,826       8,799       9,764
Interest income ......................................................         253          442         568         859
Other (income) expense, net ..........................................          (7)           3         308        (147)
                                                                         ---------    ---------   ---------   ---------
Income before income taxes and minority interest .....................       7,545        4,663      24,086      14,445
Minority interest ....................................................       3,639        3,484      11,766       8,992
                                                                         ---------    ---------   ---------   ---------
Income before income taxes ...........................................       3,906        1,179      12,320       5,453
Income tax provision .................................................       1,021           65       3,496       1,066
                                                                         ---------    ---------   ---------   ---------
                  Net income .........................................     $ 2,885      $ 1,114    $  8,824    $  4,387
                                                                         =========    =========   =========   =========



        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)




                                                                                   DECEMBER 31,       SEPTEMBER  30,
                                                                                      1998                 1999
                                                                                      ----                 ----
                                                                                                       (UNAUDITED)
                                    ASSETS
Current assets:
         Cash and cash equivalents .............................................     $   1,127          $  34,995
         Receivables, net ......................................................        58,601             55,759
         Inventories ...........................................................        25,508             21,197
         Deferred income taxes .................................................         4,392              5,346
         Other current assets ..................................................         1,659              4,412
                                                                                     ---------          ---------
             Total current assets ..............................................        91,287            121,709
Property, plant and equipment, net .............................................       141,808            145,020
Other assets ...................................................................        15,619             22,304
                                                                                     ---------          ---------
             Total assets ......................................................     $ 248,714          $ 289,033
                                                                                     =========          =========
                               LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
         Accounts payable ......................................................     $  24,298          $  28,711
         Accrued liabilities ...................................................        27,134             28,050
                                                                                     ---------          ---------
             Total current liabilities .........................................        51,432             56,761
Long-term debt .................................................................          --              150,505
Other liabilities ..............................................................        78,561             83,177
                                                                                     ---------          ---------
             Total liabilities .................................................       129,993            290,443
Minority interest ..............................................................        43,429             41,734
                                                                                     ---------          ---------
Equity (deficit):
         Net investment by The General Chemical Group Inc. .....................        75,292               --
         Common Stock, $.01 par value; authorized 1,000 shares; issued 1,000
             shares at September 30, 1999 ......................................          --                 --
         Capital deficit........................................................          --              (47,718)
         Accumulated other comprehensive income ................................          --                  (28)
         Retained earnings .....................................................          --                4,602
                                                                                     ---------          ---------
             Total equity (deficit) ............................................        75,292            (43,144)
                                                                                     ---------          ---------
             Total liabilities and equity (deficit) ............................     $ 248,714          $ 289,033
                                                                                     =========          =========




        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,

                                                                           1998          1999
                                                                           ----         ----
      Cash flows from operating activities:
         Net income .................................                   $  8,824     $  4,387
         Adjustments to reconcile net income to net
            cash provided by operating activities:
            Depreciation and amortization ..........................      12,886       12,821
            Net loss on disposition of long-term assets ............         137         --
            Decrease in receivables ................................      11,715        2,842
            (Increase) decrease in inventories .....................        (690)       4,311
            (Decrease) increase in accounts payable ................      (4,653)       4,413
            Increase in accrued liabilities ........................       1,077          916
            Decrease (increase) in other liabilities and assets, net       4,425       (2,494)
            Increase (decrease) in minority interest ...............       1,223       (1,695)
                                                                       ---------    ---------
                  Net cash provided by operating activities ........      34,944       25,501
                                                                       ---------    ---------
      Cash flows from investing activities:
           Capital expenditures ....................................     (13,283)     (14,276)
                                                                       ---------    ---------
                  Net cash used for investing activities ...........     (13,283)     (14,276)
                                                                       ---------    ---------
      Cash flows from financing activities:
           Net transactions with The General
                Chemical Group Inc. ................................     (21,653)    (122,796)
           Proceeds from long-term debt ............................        --        145,439
                                                                       ---------    ---------
           Net cash (used for) provided by financing activities ....     (21,653)      22,643
                                                                       ---------    ---------
      Increase in cash and cash equivalents ........................           8       33,868
 Cash and cash equivalents at beginning of period ..................       1,352        1,127
                                                                       ---------    ---------
    Cash and cash equivalents at end of period .....................    $  1,360     $ 34,995
                                                                       =========    =========
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
           Interest ................................................    $   --       $  1,127
           Taxes ...................................................    $   --       $    330





        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
              CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In thousands)
                                   (unaudited)



                                                                                                      NET
                                                                                                   INVESTMENT
                                                                       ACCUMULATED                   BY THE
                                                                          OTHER                     GENERAL
                                                 COMMON     CAPITAL   COMPREHENSIVE   RETAINED      CHEMICAL
                                                 STOCK      DEFICIT    INCOME (LOSS)  EARNINGS       GROUP       TOTAL
                                                 -----      -------    -------------  --------       -----       -----
Balance at December 31, 1998 .......           $   --     $    --         $   --       $  --      $ (54,696)    $(54,696)
    Distribution of GenTek Inc......               --          --             --          --        129,988      129,988
                                               -------    ---------    -----------   ---------    ---------    ---------
Balance at December 31, 1998
  (as adjusted) ....................               --          --             --          --         75,292       75,292
Net income (loss) to distribution
  date .............................               --          --             --          --           (214)        (214)
Net settlements with The General
  Chemical Group Inc. ..............               --          --             --          --       (122,796)    (122,796)
Issuance of common stock to
  stockholders ....................                --       (47,718)          --          --         47,718         --
Net income ........................                --          --             --         4,602          --         4,602
Comprehensive income                               --          --             (28)        --            --           (28)
                                               -------    ---------    -----------   ---------    ---------     --------
Balance at September 30, 1999 .....            $   --     $ (47,718)      $   (28)     $ 4,602     $    --      $(43,144)
                                               =======    =========    ===========   =========    =========     ========





          See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         General Chemical Industrial Products Inc. (the "Company") is a wholly-owned subsidiary of The General Chemical Group Inc. ("GCG"). The Company was formed on April 30, 1999 as part of the separation by GCG of its Manufacturing and Performance Products businesses from its Industrial Chemicals business through a distribution of stock of GenTek Inc. ("GenTek") to stockholders of GCG (the "Spinoff"). Pursuant to the Spinoff, GCG transferred its Industrial Chemical business to a wholly-owned subsidiary, General Chemical Industrial Products Inc. and transferred its Manufacturing and Performance Products businesses to a wholly-owned subsidiary, GenTek and distributed the stock of GenTek to shareholders of GCG. As a result of the Spinoff, GCG and GenTek became separate, publicly-traded companies on the New York Stock Exchange. GCG continues to trade using the GCG symbol. GCG owns and operates the Company, and GenTek owns and operates the businesses comprising the Manufacturing and Performance Products businesses.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1998 included in the Form S-4.

         Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 2 - COMPREHENSIVE INCOME

         Total comprehensive income is comprised of net income and foreign currency translation gains and losses. Total comprehensive income for the nine months ended September 30, 1998 and 1999 was $8,634 and $4,369, respectively.

NOTE 3 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:


                                                                    DECEMBER 31,      SEPTEMBER 30,
                                                                        1998              1999
                                                                        ----              ----
                                                                                      (UNAUDITED)

               Raw materials..................................    $       3,480     $     2,728
               Work in process................................            1,839           1,550
               Finished products..............................           13,297           9,673
               Supplies and containers........................            6,892           7,246
                                                                  -------------     -----------
                                                                  $      25,508     $    21,197
                                                                  =============     ===========

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                      DECEMBER 31,      SEPTEMBER 30,
                                                      MATURITIES          1998               1999
                                                      ----------          ----               ----
                                                                                         (UNAUDITED)
           $85 Million Revolving Credit
               Facility-floating rate............       2004         $         --    $      50,505

           Senior Subordinated
               Notes - 10 5/8%...................       2009                   --          100,000
                                                                    -------------    -------------
           Total Debt.............................                             --          150,505
               Less: Current Portion.............                              --               --
                                                                    -------------    -------------
           Net Long-Term Debt.....................                   $         --    $     150,505
                                                                    =============    =============

         On April 30, 1999, in connection with the Spinoff, the Company and its Canadian subsidiary, General Chemical Canada Ltd., entered into an $85 million revolving credit facility ("Credit Facility") with certain lenders party thereto, The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent. Of this amount, up to $60 million is available for borrowing by the Canadian subsidiary. In addition, on April 30, 1999, the Company issued and sold $100 million aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2009. The Company applied the proceeds of its initial borrowing under the Credit Facility and a portion of the proceeds of the offering of its Senior Subordinated Notes to repay approximately $122 million of pre-Spinoff debt. On November 9, 1999, GCIP completed its exchange offer pursuant to which all of GCIP's unregistered 10 5/8% Senior Subordinated Notes due 2009 (issued on April 30, 1999) were exchanged for registered 10 5/8% Senior Subordinated Notes due 2009 that are identical to the terms of the unregistered notes. The Securities and Exchange Commission declared effective GCIP's Registration Statement on Form S-4 with respect to such registered notes on October 6, 1999.

         The Senior Subordinated Notes are unsecured while the $85 million Credit Facility is secured by 100% of the capital stock of the Company, 100% of the capital stock of, and guarantees from, the direct and indirect domestic subsidiaries of the Company, 65% of certain foreign subsidiaries of the Company and substantially all of the other assets of the Company. In addition, the portion of the Credit Facility available to the Company's Canadian subsidiary is secured by substantially all of the assets of the Company's Canadian subsidiary. The Senior Subordinated Notes and the Credit Facility contain certain covenants with respect to additional indebtedness, and preferred stock by subsidiaries, restricted payments, transactions with affiliates, liens, dividends and other payment instructions affecting subsidiaries, consolidations, mergers, the sale of assets and financial tests.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         GCG is party to a management agreement with Latona Associates ("Latona") (which is controlled by a shareholder of GCG) pursuant to which Latona provides GCG, subject to the direction and supervision of the Board of Directors of the Company (i) senior corporate functions (including supervision of the Company's finance, legal and executive recruitment functions) and (ii) services in connection with acquisition candidates and acquiring financing for such transations for a fee. In connection with the Spinoff, Latona agreed to provide its services separately to GCG and GenTek. GCG's share of this management fee is $855 and $1,113 for the nine months ended September 30, 1998 and 1999, respectively.

TRANSITION SUPPORT AGREEMENT

         GCG and GenTek have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the period from April 30, 1999 to September 30, 1999, GenTek charged GCG $1,534 related to these transition agreements.

OTHER TRANSACTIONS

         Following the Spinoff, the Company continues to supply soda ash to General Chemical Corporation ("GCC"), a wholly-owned subsidiary of GenTek. For the nine months ended September 30, 1998 and 1999, sales to GCC amounted to $4,045 and $10,045, respectively.

NOTE 6 - GEOGRAPHIC INFORMATION


                                                    TOTAL REVENUES               OPERATING PROFIT
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                     -------------                 -------------
                                                 1998           1999            1998           1999
                                                 ----           ----            ----           ----
     United States...........................$   147,539   $    139,831     $   24,507     $   15,906
     Foreign  ...............................     72,746         76,485          8,399          7,511
     Elimination ............................    (22,683)       (21,561)          (281)          (214)
                                             -----------   ------------     ----------     ----------
                                             $   197,602   $    194,755     $   32,625     $   23,203
                                             ===========   ============     ==========     ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Financial Condition
-------------------

September 30, 1999 Compared with December 31, 1998
--------------------------------------------------

         Cash and cash equivalents were $35.0 million at September 30, 1999 compared with $1.1 million at December 31, 1998. During the first nine months of 1999, the Company generated cash flow from operating activities of $25.5 million and received net proceeds from debt of $145.4 million, and used cash of $14.3 million for capital expenditures and transferred $122.5 million to GenTek for repayment of preSpinoff debt.

         The Company had working capital of $ 64.9 million at September 30, 1999 as compared with $39.9 million at December 31, 1998. This increase in working capital principally reflects higher cash balances due to the proceeds from debt partially offset by the transfer to GenTek for repayment of preSpinoff debt.

Results of Operations
---------------------

September 30, 1999 Compared with September 30, 1998
---------------------------------------------------

         Net revenues for the three month period ended September 30, 1999 were essentially unchanged at $64.1 million as compared to $64.2 million in the comparable prior period. Net revenues were negatively affected by lower soda ash prices, partially offset by higher sales volume of soda ash. Net revenues for the nine month period ended September 30, 1999 decreased 1% to $194.8 million from $197.6 million for the comparable period in 1998. This decrease is due to lower soda ash prices partially offset by higher sales of calcium chloride and soda ash.

         Gross profit for the three month period ended September 30, 1999 decreased $2.1 million to $12.4 million from $14.5 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended September 30, 1999 decreased to 19 percent from 23 percent for the same period in 1998. Gross profit for the nine month period ended September 30, 1999 decreased $7.1 million to $37.9 million from $45.0 million for the comparable prior year period. Gross profit as a percentage of net revenues for the nine month period ended September 30, 1999 decreased to 19 percent from 23 percent for the same period in 1998. These decreases were primarily due to the above-mentioned lower soda ash prices.

         Selling, general and administrative expense increased $0.1 million and $2.3 million for the three and nine month periods ended September 30, 1999 as compared to the prior period principally due to the $1.9 million one-time charge related to legal, audit, actuarial and other Spinoff related charges in the second quarter. Selling, general and administrative expense as a percentage of net revenues for the nine month period ended September 30, 1999 and 1998 increased to 8 percent from 6 percent for the same period in 1998 primarily due to the above-mentioned one-time charge.

         Interest expense for the three and nine month periods ended September 30, 1999 was $3.8 million and $9.8 million, which was $0.9 million and $1.0 million higher, respectively, than the comparable prior period level as a result of the issuance of the Senior Subordinated Notes and borrowings under the Credit Facility.

         Interest income for the three and nine month periods ended September 30, 1999 was $0.4 million and $0.9 million, respectively, versus $0.3 million and $0.6 million for the same periods in 1998 as a result of the net proceeds from the issuance of the Senior Subordinated Notes.

         Minority interest for the three and nine month periods ended September 30, 1999 was $3.5 million and $9.0 million, respectively, versus $3.6 million and $11.8 million for the same periods in 1998. The decreases in both periods reflect lower earnings due to weaker soda ash pricing of General Chemical (Soda
Ash) Partners.

         Net income was $1.1 million and $4.4 million for the three and nine month periods ended September 30, 1999, respectively, versus $2.9 million and $8.8 million for the comparable periods in 1998, for the foregoing reasons.

YEAR 2000 ISSUE

         Following the Spinoff, GenTek provides us with management information systems and related functions, including personnel, hardware and software, through December 31, 2001 on a service contract basis. During this period, as provided in the transition support agreement, GenTek will provide us services related to the remediation of the Year 2000 problem for our business. A Year 2000 problem can occur where date-sensitive software uses two digit year date fields, sorting the Year 2000 ("00") before the Year 1999 ("99"). The Year 2000 problem can arise in hardware, software, or any other equipment or process that uses embedded software or other technology, including non-information technology equipment and systems. The failure of such systems to properly recognize dates after December 31, 1999 could result in data corruption and processing errors.

         The transition support agreement provides that generally GenTek will not be liable to us for any costs, losses, damages or claims related to any Year 2000 services provided by it under the transition support agreement, other than for gross negligence or willful misconduct. We intend to work with GenTek on the separation of management information systems functions after resolution of Year 2000 problems. We anticipate that we will recruit our own staff for this work during 2001 and that by approximately December 2001 a separation of our and GenTek's functions will be completed.

         We completed an assessment of our business' Year 2000 compliance status in early 1997. This assessment found that the majority of our systems were Year 2000 compliant. The assessment revealed some minor problems with the maintenance management and order processing systems and several process control systems. Immediately thereafter, we began a remediation program to correct these material systems. We did not entirely replace any systems necessary to the operation of our facilities.

         We completed the majority of our remediation efforts in 1998 and completed the remaining work in the third quarter of 1999. The following schedule describes our progress by phase and the final completion date with respect to our material systems.



                                            INVENTORY/                                                            COMPLETION
TYPE OF SYSTEM                              ASSESSMENT          REMEDIATION       TESTING      IMPLEMENTATION        DATE
--------------                              -----------         ------------     ---------     --------------        -----

Business Application......................... Complete           Complete        Complete       Complete            1/99
Manufacturing Systems........................ Complete           Complete        Complete       Complete            8/99
Technical Infrastructure..................... Complete           Complete        Complete       Complete            6/99

         As of September 30, 1999, a total of approximately $1.0 million had been spent in connection with the Year 2000 program for our business and GenTek's business. We believe that as of August 31, 1999 all material systems were Year 2000 compliant and, therefore, we expect no additional expenditures relating to the material systems of our business. We have used and will continue to use funds from operations to bring our systems into Year 2000 compliance. In the event that material systems of our business do not prove to be Year 2000 compliant, we may experience reductions or interruptions in operations which could have a material adverse effect on our results of operations.

         We have also evaluated critical vendors, suppliers and service providers for Year 2000 compliance, including the railroad and trucking companies we use to ship our products. This evaluation included sending out letters with questionnaires to all key suppliers together with follow-up telephone calls and additional correspondence to complete the evaluation. Based upon the information we obtained from those suppliers, we do not anticipate that the failure of any of our key suppliers will have a material impact to our business operations. However, the process of evaluating the Year 2000 compliance of material third parties is continually ongoing and, therefore, we can make no guaranty or warranty as to such third parties' future compliance status or its potential effect on us.

         We have developed preliminary contingency plans to deal with three worst case Year 2000 scenarios:

(1) We cannot obtain sufficient critical raw materials over an extended period of time;

(2)      Intermittent power outages occur at our facilities; and/or

(3) Railcars become difficult to obtain due to congestion in the railcar system.

         Our preliminary contingency plan consists of the following:

         First, to insure that our facilities will have sufficient raw materials, we expect to build up critical supplies and develop alternate sources of raw material suppliers as we approach year-end. This has been a regular practice at both our facilities due to the harsh winter climate. Second, we believe that as both our facilities have capacity to generate electrical power, they may be able to sustain operations through short-term power outages. Lastly, we expect to build inventories of railcars at our rail sidings and arrange to use truck carriers to deliver products although any such arrangements are likely only to address short-term congestion in the railcar system.

         There can be no assurance, however, that we will be able to successfully carry out our contingency plans, that our contingency plans will adequately address the above worst case Year 2000 scenarios, or that these contingency plans will address every Year 2000 problem resulting from the failure of our suppliers to be Year 2000 compliant. As a result, we are likely to experience interruptions, slowdowns or increased costs in our business if our suppliers fail to be Year 2000 compliant.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not expect to enter into financial instruments for trading purposes. The Company anticipates periodically entering into interest rate swap agreements to effectively convert all or a portion of its floating-rate debt to fixed-rate debt in order to reduce its exposure to movements in interest rates. Such agreements would involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company also anticipates periodically entering into currency agreements to partially reduce its exposure to movements in currency exchange rates. Swap agreements will only be entered into with strong creditworthy parties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     27.01 Financial Data Schedule

(b) No reports were filed on Form 8-K.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                      -----------------------------------------
                                                      Registrant


Date  November 15, 1999                /s/ De Lyle W. Bloomquist
      ---------------------------          ------------------------------------
                                           De Lyle W. Bloomquist
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
                                           and Director


Date  November 15, 1999                /s/ Stewart A. Fisher
      ---------------------------          ------------------------------------
                                           Stewart A. Fisher
                                           Vice President and Chief Financial
                                           Officer (Principal Financial
                                           and Accounting Officer) and Director

                                  EXHIBIT INDEX


EXHIBIT NO.                    DESCRIPTION                          PAGE
-----------                    -----------                          ----

27           Financial Data Schedule..............................    14
