Form 10-K405
period 1999-12-31
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2000-03-30
CIK 1088382

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (Mark One)
        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM __TO __
                         COMMISSION FILE NUMBER 1-13404

                              ---------------------

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
             (Exact name of Registrant as specified in its charter)

                              ---------------------

                 DELAWARE                                 22-3649282
      (STATE OF OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

             ONE LIBERTY LANE
          HAMPTON, NEW HAMPSHIRE                              03842
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                              ---------------------

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (603) 929-2606

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of outstanding shares of the Registrant's Common Stock as of March 1, 2000 was 1,000. There is no established trading market for the Registrant's Common Stock.

                      Documents Incorporated by Reference:

         The Proxy Statement of the Registrant's parent company, The General Chemical Group, Inc., for the Annual Meeting of Stockholders to be held on May 9, 2000, is incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         General Chemical Industrial Products Inc. (the "Company" or "GCIP"), a wholly-owned subsidiary of The General Chemical Group Inc. ("GCG"), is a leading producer of soda ash and calcium chloride in North America with manufacturing facilities in the United States and Canada.

         The Company was formed on April 30, 1999, as part of the separation by GCG of its Manufacturing and Performance Products businesses from its soda ash and calcium chloride business through a distribution of stock of GenTek Inc. ("GenTek") to stockholders of GCG (the "Spinoff"). Pursuant to the Spinoff, GCG transferred its soda ash and calcium chloride business to GCIP and transferred its Manufacturing and Performance Products businesses to GenTek. As a result of the Spinoff, GenTek became a separate, publicly-traded company on the New York Stock Exchange ("NYSE"). GCG continues to trade on the NYSE using the GCG symbol. The Company is GCG's principal asset, and GCG owns all of the share capital of the Company.

         The Company produces natural soda ash through General Chemical (Soda
Ash) Partners ("GCSAP"), a partnership of which GCIP owns a 51 percent equity interest and is the managing partner. The other partners of GCSAP are subsidiaries of ACI International Limited, which is wholly-owned by Owens-Illinois, Inc. ("Owens-Illinois"), and TOSOH Corporation ("TOSOH"). The Company, through GCSAP, produces natural soda ash by refining mined trona deposits at its plant in Green River, Wyoming. The Green River basin, where all but one of the U.S. producers of natural soda ash are located, contains the largest known, economically recoverable trona deposits in the world.

         The Company also produces synthetic soda ash and calcium chloride using the Solvay process at its plant in Amherstburg, Ontario. The Solvay process produces low-density light soda ash, which is preferred in certain detergent and chemical processes. This production process, which is energy and labor intensive, is considerably more costly than refining natural soda ash.

THE SODA ASH AND CALCIUM CHLORIDE BUSINESSES

SODA ASH

         Soda ash is used in the manufacture of glass, sodium-based chemicals, and detergents. It is also used in water treatment, pulp and paper and other industrial end-use applications. Approximately one-half of the global soda ash industry demand is attributable to glass production. The glass production market is comprised of manufacturers of bottles and other containers, commercial, residential and automobile windows, mirrors, fiberglass, television tubes, lighting ware, tableware, glassware and laboratory ware.

         The following table sets forth estimated global end-market soda ash consumption, by volume(1):

              Glass ........................................... 54%
              Chemicals........................................ 24%
              Detergents.......................................  7%
              Water treatment and other........................ 15%

              (1) Developed from industry sources.

         Total industry production of soda ash in the U.S. and Canada during 1999 was approximately 11.7 million tons with U.S. producers estimated to have exported approximately 4.5 million tons. The total annual world market for soda ash currently is estimated at 35 million tons.

         EXPORTS. Almost all of the soda ash produced outside the United States is synthetic soda ash, which involves significantly more energy, labor and raw materials than the natural refining process used in the United States and, as a result, is more costly. The production cost differential between natural and synthetic soda ash is generally sufficient to offset the costs of transporting U.S.-produced soda ash into export markets. As a result, the U.S. producers of natural soda ash successfully compete in most regions with local sources of synthetically produced soda ash.

         The Company, along with the other four U.S. producers of natural soda ash, is a member of American Natural Soda Ash Company ("ANSAC"), a soda ash export cooperative organized in 1984 under an exemption from U.S. antitrust laws provided under the Webb-Pommerene Act. Through this cooperative, all five U.S. producers export soda ash to all parts of the world except Canada and the European Union member countries. The primary export markets served by this cooperative are Asia and Latin America and to a lesser extent the Middle East, Africa and Eastern Europe. Each individual member's allocation of this cooperative's volume is based on the member's total nameplate capacity, with any member's expansion phased-in over a multi-year period for allocation purposes. ANSAC is the exclusive distributor of the soda ash of its members; however, members can distribute soda ash directly to their international affiliates for their own consumption, subject to certain limitations. Certain countries have from time to time considered limiting or prohibiting sales of products through export cooperatives such as ANSAC on grounds that they are anti-competitive, though the Company is not aware of any pending or threatened activity in this regard that would be material to its business.

         SODA ASH PRICING AND CAPACITY UTILIZATION. The Company's principal product is soda ash, and the profitability of its operations is affected by the market price of soda ash more than any other factor. The price of soda ash has fluctuated in recent years and is affected by numerous factors beyond the Company's control, such as increases in industry capacity, decreases in demand for soda ash in either the U.S. or the export market (or its end-use products such as glass, sodium-based chemicals and detergents) and the change in price and/or availability of substitute products. U.S. domestic demand for soda ash has been subject to fluctuations based on, among other factors, global economic conditions, the rate of economic growth in developing regions such as Asia and Latin America and currency fluctuations.

         From 1989 to 1991, industry soda ash prices increased from $77 to $84 per ton, mainly due to the surge in exports. From 1991, soda ash prices declined to a low of $70 per ton in 1994 because of a number of capacity expansions before again increasing to $83 per ton in 1996 on the continued growth of exports. Since 1996, industry soda ash prices have fallen to $69 per ton in 1999, primarily due to capacity expansions from late 1996 to late 1998 of approximately 2.0 million tons, including a 700,000 ton expansion by FMC Corporation, and an 800,000 ton expansion by OCI, combined with the reduced export demand resulting from the Asian crisis.

         The following chart indicates the average industry price of U.S. soda ash per ton and global capacity utilized during the period from 1989 to 1999.

                                               AVERAGE PRICE   GLOBAL CAPACITY
  YEAR                                          PER TON (1)    UTILIZATION (2)
  ----                                          -----------    ---------------
  1989.......................................      $77               97
  1990.......................................       83               97
  1991.......................................       84               91
  1992.......................................       81               90
  1993.......................................       74               88
  1994.......................................       70               91
  1995.......................................       74               90
  1996.......................................       83               89
  1997.......................................       77               91
  1998.......................................       75               87
  1999.......................................       69               86(3)

----------------
(1) Based on data from the U.S. Geological Survey (not adjusted for inflation), FOB production facility.
(2) Based on 95 percent of nameplate capacity as reported by industry sources.
(3) Company estimate.

         SODA ASH CAPACITY EXPANSIONS. Since 1982, no new natural soda ash plants have been built in North America. During this period, capacity expansion in the United States has been achieved by expansion of existing facilities and improved operating efficiencies with such new natural soda ash capacity generally being offset by the closure of older, higher-cost synthetic soda ash plants outside the United States. American Soda, a joint venture between American Alkali and The Williams Companies, has announced its intention to solution mine nahcolite reserves in White River, Colorado, for processing into soda ash and sodium bicarbonate. American Soda's management has estimated that the capacity of this facility will be one million tons of soda ash per year. American Soda has announced that it expects this facility to become operational in the fourth quarter of 2000.

         Regarding existing soda ash producers, in late 1998, Oriental Chemical completed an 800,000 ton expansion of its Green River facility. Upon completion of the expansion, due to current soda ash market conditions, Oriental Chemical "mothballed" 900,000 tons of previously constructed capacity at the facility. In addition, Solvay Minerals announced the delay of its previously planned 400,000 ton U.S. expansion, originally scheduled for completion in late 1998, until the fourth quarter of 2000. During the fourth quarter of 1999, FMC announced it was reducing capacity at its Granger, Green River facility by 650,000 tons. Additionally, in January 2000, IMC closed its 300,000 ton Matthes and Weber facility in Duisburg, Germany.

CALCIUM CHLORIDE

         In addition to soda ash, the Company produces calcium chloride, which is sold predominantly into the highway and road maintenance and the oil field services markets. Calcium chloride, a co-product of the synthetic soda ash process utilized by the Company's Amherstburg plant, is used primarily on Canada's extensive network of unpaved roads for dust control and roadbed stabilization during the summer and on U.S. highways and roads for melting ice during the winter. Other applications include retail ice control, concrete additives, water treatment, newsprint recycling and food processing.

COMPETITION

SODA ASH

         The worldwide soda ash industry is comprised of a number of domestic and international producers, some of which produce large volumes of soda ash in multiple geographic regions. Solvay S.A., with natural soda ash operations in the U.S. and multiple synthetic facilities in Eastern and Western Europe, is the world's single largest producer of soda ash, with total estimated capacity of approximately 8.6 million tons. FMC Corporation's 1999 acquisition of Tg Soda Ash, Inc. increased FMC Corporation's combined total capacity to more than 4.8 million tons, of which 0.6 million tons are currently mothballed.

         Given the global nature of the soda ash industry and major soda ash consumers, we compete with both international and North American soda ash producers. The international soda ash producers include Brunner Mond plc., Penrice Soda Ash Products Pty Ltd. (currently owned by IMC Global), Solvay S.A. and various Eastern European and Asian producers.

         Soda Ash capacity outside of North America is as follows:

                                                            CAPACITY IN
                                                             THOUSANDS
         REGION                                              OF TONS(1)
         ------                                              ----------
         Eastern Europe...................................       6,900
         Western Europe...................................       7,600
         China............................................       8,500
         Other Asian Countries............................       4,600
         Rest of World....................................       2,000
                                                                ------
         Total capacity outside North America.............      29,600
                                                                ======

---------
(1) Estimated in 1998 annual nameplate capacity; derived from industry sources.


         The Company's North American soda ash competitors are listed below:

                                                               1999 ANNUAL
                                                           NAMEPLATE CAPACITY
OWNER/MANAGING PARTNER                        LOCATION         IN TONS (1)
----------------------                        --------     ------------------
General Chemical Industrial Products Inc....  Wyoming            2,800
                                              Amherstburg          500
                                                                ------
                                                                 3,300
FMC Corporation.............................  Wyoming            4,200(2)
Oriental Chemical Co........................  Wyoming            2,200(3)
Solvay Minerals, Inc. ......................  Wyoming            2,300
IMC Global(4) ..............................  California         1,500
                                                                ------
    Total North American Capacity                               13,500
                                                                ======

----------
(1) Estimated 1999 annual nameplate capacity; derived from industry sources.
(2) Excludes 650,000 tons of mothballed capacity.
(3) Excludes 900,000 tons of mothballed capacity, but includes 800,000 tons of new capacity.
(4) Currently held by IMC Global through its wholly-owned subsidiary, North American Chemical Company.

CALCIUM CHLORIDE

         The Company is the largest producer of calcium chloride in Canada and the second largest producer of calcium chloride in North America with 450,000 tons of capacity. Major competitors are The Dow Chemical Company, TETRA Technologies, Inc., Ambar, Inc. and various local producers in Canada. In the United States, we are the third largest distributor of calcium chloride behind Dow Chemical and TETRA Technologies. It is estimated that Dow Chemical has 700,000 tons of capacity. The next largest U.S. producer is TETRA Technologies, which operates four plants with estimated total capacity of 350,000 tons. Ambar, Inc. an oil services company, converted an existing salt evaporation facility in Michigan to calcium chloride production. This Michigan facility came onstream with announced capacity of 300,000 tons.

    In certain markets, calcium chloride competes with a number of substitute products. For example, in the highway ice control market, calcium chloride competes with alternative de-icers such as rock salt and magnesium chloride. As such, the Company also competes with the producers of these substitute products.

RESERVES AND CONTROL OF RESOURCES

         The Company mines trona ore under leases with the United States government, the State of Wyoming and the Union Pacific Resources Corporation. The Company's trona reserves and mines are located in the Green River, Wyoming area. In the Green River basin, the Green River formation was deposited in a lake that began in the early Eocene geologic period (approximately 35 million years ago) as a large body of fresh water, shrank in size and became saline, expanded and then became fresh water again. In general, the sediments deposited during the saline phase of this lake, which included the trona deposits, are called the Wilkins Peak Member, and the overlying and underlying fresh water deposits are called the Laney Shale Member and Tipton Shale Member, respectively.

         The Company's estimated proven reserves within bed No. 17, which it is currently mining, consist of approximately 81 million tons of extractable ore. At the 1999 operating rate of 2.4 million tons of soda ash per year (4.3 million tons of trona ore), there is approximately a 19-year supply within bed No. 17. For the three years ended December 31, 1999, annual production of trona ore averaged approximately 4.3 million tons. In addition, the Company's estimated recoverable reserves contain three other major mineable trona beds containing approximately 324 million tons of extractable ore. These beds, which may require significant capital to access, will provide more than 79 years of added reserves based on current operating rates.

         At the Company's synthetic soda ash plant in Amherstburg, Ontario, Canada, the Company uses salt and limestone as its raw materials. Based on current production levels, the Company has approximately 28 years of salt reserves. Limestone reserves owned by the Company total approximately 15 years, with an option on an additional six years of reserves. However, the Company is not currently utilizing its limestone reserves and is instead purchasing all of its limestone requirements under a long-term contract with a major limestone producer due to the economic benefit of using purchased limestone.

GENERAL CHEMICAL (SODA ASH) PARTNERS

         Since 1986, the Green River plant has been owned by GCSAP, a partnership of which the Company is the managing partner. The Company owns a 51 percent equity interest and ACI International Limited and TOSOH Corporation, through wholly owned subsidiaries, respectively, own 25 percent and 24 percent of the partnership's equity interests. ACI International Limited, a major world producer of container glass and a customer of GCSAP, was acquired in April 1998 by Owens-Illinois, a worldwide producer of packaging materials. Management believes that Owens-Illinois and ACI International Limited as a combined entity is one of the largest single purchasers of soda ash with annual domestic and international requirements of approximately 2 million tons. TOSOH Corporation is a leading chemical company and distributor of soda ash in the Japanese market whose operations previously included a 300,000 ton synthetic soda ash facility in Nanyo, Japan. In 1997, TOSOH Corporation closed its synthetic soda ash facility and began purchasing soda ash through ANSAC.

         The Company, GCG prior to the Spinoff, has been the managing partner of GCSAP since 1986, when the partnership was formed. As managing partner, the Company has had and will continue to have overall responsibility for management of the partnership, including with respect to all operational, sales, marketing and financial matters. However, certain significant actions of the partnership must be approved by a majority, or in certain instances, all of the partners. The partnership shall terminate on December 31, 2011, unless extended for an additional five years or unless the partners decide to terminate it at any time.

         The partnership agreement requires the partnership to make quarterly cash distributions to each of the three partners. The partnership agreement also prohibits the partners from transferring their equity interests or withdrawing from the partnership without the consent of the other partners. The obligations of each partner are guaranteed by its parent. Pursuant to a guaranty agreement, each parent company has agreed to certain restrictions on its ability to sell the stock of its partner subsidiary. If the parent company of any partner proposes to transfer ownership of its partner subsidiary, the non-transferring parent companies may either:

         (1) acquire the transferred partner, or its partnership interest, pursuant to a right of first refusal; or

         (2) require the transferring parent company, or the proposed purchaser, to acquire the partnership interest held by their own partner subsidiaries.

PARTNERSHIP WITH CHURCH & DWIGHT

         GCSAP and Church & Dwight are partners in a partnership that owns trona reserves. Church & Dwight is a leading producer of sodium bicarbonate, commonly known as baking soda, sold under the Arm & Hammer'r' brand. The trona is mined and processed by GCSAP under a tolling agreement and all of the soda ash produced is purchased by Church & Dwight under a sales contract.

SEASONALITY AND BACKLOGS

         Sales of soda ash are generally not seasonal, except for sales to the glass container industry, which increase significantly in the summer due to stronger beverage demand. Sales of calcium chloride are concentrated in late spring and summer for dust control and late fall and winter for de-icing. As a result, sales are generally lowest in the first quarter and highest in the second quarter.

         Due to the nature of our business, there are no significant backlogs.

ENVIRONMENTAL MATTERS

         The Company's mining and production operations, which have been conducted at its Green River and Amherstburg sites for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S. and Canada. The Company has an established program to ensure that its facilities comply with environmental laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, or the discovery of additional or unknown environmental contamination could require expenditures which might be material to the Company's results of operations or financial condition. For further discussion of the Company's efforts to comply with the environmental laws and regulations to which its operations are subject, as well as a discussion of potential liabilities known to the Company under such laws and regulations, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters".

         GCG, as the former parent of GenTek, may under certain circumstances be found liable for obligations of GenTek related to the use or transport of hazardous substances or environmental contamination at facilities of GenTek for periods prior to the Spinoff. Although GenTek has agreed to indemnify and hold GCG harmless with respect to all such liabilities and to bear all of GCG's expenses for defending any claims related to these matters, GCG's, and as a result the Company's, results of operations or financial condition could be materially adversely affected in the event GenTek is unable or unwilling to perform its indemnification obligations.

EMPLOYEES/LABOR RELATIONS

         As of December 31, 1999, the Company had 1,041 employees, 310 of whom were full-time salaried employees, 719 were full-time hourly employees and 12 were hourly employees working in nonunion facilities.

         Three union contracts, covering 730 employees at the Green River, Wyoming and Amherstburg, Ontario facilities, have durations of three years and were renewed during 1999.

         Set forth below is information with respect to each of the Company's executive officers and/or key employees.

         DeLyle W. Bloomquist, 41, is Vice President and Chief Operating Officer of GCG and Director and the President and Chief Executive Officer of the Company. Mr. Bloomquist was from 1996 until the Spinoff the Vice President and General Manager, Industrial Chemicals of General Chemical Corporation. Mr. Bloomquist was the Director of General Chemical Corporation's Corporate Distribution Department between 1995 and 1996. Between 1993 and 1995, he served as Controller, Industrial Chemicals of General Chemical Corporation.

         David S. Graziosi, 34, is Vice President - Finance of both GCG and the Company. Mr. Graziosi was the Director of Finance for GenTek, Inc. from August 1999 to February 2000. Mr. Graziosi held several financial management positions in Sun Chemical Group B.V. from August 1996 to August 1999. Between September 1994 and July 1996, he served as an Assistant Finance Director of Colgate-Palmolive Company in both the U.S. and South Africa.

ITEM 2.  PROPERTIES

         The Company's headquarters is located in Hampton, New Hampshire. The locations and uses of major properties of the Company are as follows:

                               LOCATION                       USE
                               --------                       ---
UNITED STATES
                        Green River, Wyoming       Trona Mine and Manufacturing
                                                    Facility
                      * Hampton, New Hampshire     Headquarters
                      * Parsippany, New Jersey     Offices

CANADA
                        Amherstburg, Ontario       Manufacturing Facility
                      * Mississauga, Ontario       Offices
                        Brook, Ontario             Calcium Chloride Brine Fields

----------
*  Leased
                                       8

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in claims, litigation, administrative proceedings and investigations relative to environmental matters. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations or financial condition. See also "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         There is currently no established trading market for the Company's Common Stock. As of March 1, 2000, GCG was the sole stockholder of record of the Company's Common Stock. Certain restrictions in the Company's credit agreement limit the ability of the Company to pay dividends.

         In September 1999, the NYSE modified its continued listing criteria to require, among other things, that a listed company have a market capitalization of not less than $50 million and total shareholder equity of not less than $50 million. On February 28, 2000, GCG received notice from the NYSE that it is no longer in compliance with either of these criteria. In order to maintain the continued listing of its Common Stock on the NYSE, GCG is following the NYSE rules and procedures applicable to listed companies which fail to meet these criteria. In the event that the NYSE accepts to maintain GCG's listing, GCG will be subject to monitoring by the NYSE for compliance through September 2001. At this time, GCG cannot give any assurances that the NYSE will accept to maintain GCG's listing for this period. If the NYSE accepts to maintain the listing and GCG continues to fail to meet the continued listing criteria (i.e. each of its market capitalization and shareholders' equity not being less than $50 million) after September 2001, GCG's Common Stock could be delisted from the NYSE. In the event GCG is delisted, GCG will seek to list or have quoted its Common Stock on another securities exchange or national quotation system.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data of the Company have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements.

                                                                                  YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------------
                                                              1995            1996           1997           1998          1999
                                                              ----            ----           ----           ----          ----
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
     Net revenues..................................          $265,333      $298,945        $289,700       $261,469       $256,793
     Operating profit..............................            62,296        77,924(1)       68,281         41,049(2)      30,607(3)
     Minority interest.............................            19,458        31,635          24,253         16,666         12,787
     Income before interest and income taxes.......            44,224        46,963(1)       44,587         24,342(2)      19,159(3)
     Net income....................................          $ 20,957      $ 24,280(1)     $ 22,264       $  9,424(2)      $4,946(3)
OTHER DATA:
     Capital expenditures..........................          $  9,251      $ 34,934        $ 30,468       $ 18,498       $ 24,061
     Depreciation and amortization.................            14,157        15,646          16,798         16,999         17,801
     Ratio of earnings to fixed charges (4)........              3.9x          4.9x            4.3x           2.8x           2.1x
BALANCE SHEET DATA (AT END OF PERIOD):
     Cash, cash equivalents and short-term
        investments................................          $    928      $  1,609        $  1,352       $  1,127       $ 24,688
     Total assets..................................           212,493       241,086         262,175        248,714        289,754
     Long-term debt................................                --            --              --             --        150,919
     Total equity (deficit)........................            53,354        62,795          85,505         75,292        (48,744)

----------
(1) Includes a one-time charge of $5.7 million ($3.5 million after tax) due primarily to awards made under the restricted unit plan.
(2) Includes incremental accruals of $2.3 million ($1.4 million after tax) principally related to cost of sales ($.9 million) for the reclamation of brine wells and selling, general and administrative expense ($1.4 million) primarily due to product delivery litigation.
(3) Includes a one-time charge of $1.9 million ($1.2 million after tax) related to the Spinoff.
(4) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before minority interest and income taxes and extraordinary items plus fixed charges. Fixed charges consist of interest expense, including the amortization of deferred financing costs, and that portion of rental expense that management believes to be representative of interest. Pro forma for the refinancing transactions, the ratio of earnings to fixed charges for 1998 would be 2.3x.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a leading global producer of soda ash and North American producer of calcium chloride. The Company produces natural soda ash at its facility in Green River, Wyoming, and synthetic soda ash and calcium chloride at its facility in Amherstburg, Ontario. The Company's principal product is soda ash, and the profitability of its operations is affected by the market price of soda ash more than any other factor. The price of soda ash has fluctuated in recent years due to numerous factors, such as changes in industry capacity and global demand for soda ash, and the change in price and/or availability of substitutes for end-products using soda ash. In 1997, 1998 and 1999, due in part to unfavorable soda ash prices, we experienced decreases in profits compared to prior year levels. In 1999 soda ash prices for U.S. producers were $69 per ton, approximately $6 per ton below the 1998 level. For a discussion of factors affecting the prices of and demand for soda ash, see "Item 1 - Business - The Soda Ash and Calcium Chloride Businesses - Soda Ash - Soda Ash Pricing and Capacity Utilization".

         GCIP's Green River facility, including the plants and leases for mining trona ore, are owned and operated through General Chemical (Soda Ash) Partners, a partnership in which GCIP owns a 51 percent partnership interest and of which GCIP is the managing partner. See "Item 1 - Business - General Chemical (Soda
Ash) Partners".

         On April 30, 1999, GCG completed the separation of its Manufacturing and Performance Products businesses from its soda ash and calcium chloride business through a distribution of stock of GenTek to stockholders of GCG. Pursuant to the Spinoff, GCG transferred its soda ash and calcium chloride business to GCIP and transferred the Manufacturing and Performance Products businesses to a wholly-owned subsidiary, GenTek, and distributed the stock of GenTek to shareholders of GCG. As a result of the Spinoff, GenTek became a separate, publicly traded company on the New York Stock Exchange. GCG continues to trade using the GCG symbol. GCG owns and operates GCIP, and GenTek owns and operates the segments comprising the Manufacturing and Performance Products businesses. GCIP is GCG's principal asset, and GCG owns all of the share capital of the Company.

         Prior to April 30, 1999, the soda ash and calcium chloride business had not been operated as a separate, stand-alone business and had shared with the GenTek business various financial, administrative and managerial expertise relevant to operating as an independent public company. After the Spinoff, as a separate, stand-alone business, the soda ash and calcium chloride business' results and profits may not be comparable to those before the Spinoff.

         The Financial Statements of the Company for periods prior to April 30, 1999 include an allocation of certain assets, liabilities and expenses from GenTek. In the opinion of management, expenses have been allocated to the soda ash and calcium chloride business on a reasonable and consistent basis using management's estimate of services provided to the Company. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the Company been operated as a separate, stand-alone entity during the periods presented or incurred after the Spinoff. For further information on the basis of presentation of the historical financial data of the Company, see "Item 8 - Financial Statements and Supplementary Data - Summary of Significant Accounting Policies".

         This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the respective notes thereto included in
Item 8.

RESULTS OF OPERATIONS

         The following table sets forth statement of operations data for each of the three years ended December 31, 1997, 1998 and 1999 and the corresponding percentage of the net revenues for the relevant periods presented.

                                                                       YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------------------
                                                           1997                1998              1999
                                                           ----                ----              ----
                                                                      (DOLLARS IN MILLIONS)
Net revenues.......................................  $289.7    100%      $261.5      100%    $256.8     100%
Gross profit.......................................    84.9     29         59.1(1)    23       49.7      19
Selling, general and administrative expense........    16.7      6         18.1(1)     7       19.0(2)    7
Operating profit...................................    68.3     23         41.0(1)    16       30.6      12
Interest expense...................................    12.7      4         11.7        4       13.7       5
Minority interest..................................    24.3      8         16.7        6       12.8       5
Net income.........................................    22.3      8          9.4(1)     4        4.9(2)    2


----------
Note:  May not add due to rounding.

(1) Includes incremental accruals of $2.3 million ($1.4 million after tax) principally related to environmental spending and litigation.

(2) Includes a one-time charge of $1.9 million ($1.2 million after tax) principally related to the Spinoff.


1999 AS COMPARED WITH 1998

         Net revenues for 1999 were $256.8 million, which was $4.7 million, or 2 percent below the prior year level. This decrease reflects lower soda ash pricing ($18.8 million) partially offset by higher volumes of both soda ash and calcium chloride ($14.1 million).

         Gross profit for 1999 was $49.7 million compared with $59.1 million in the same period of 1998. Gross profit as a percentage of sales decreased to 19 percent in 1999 from 23 percent in 1998. These decreases were primarily related to the above-mentioned lower pricing and increases in energy costs.

         Selling, general and administrative expense as a percentage of net revenues was unchanged from 1998 at 7 percent.

         Minority interest in 1999 was $12.8 million compared with $16.7 million for 1998, reflecting lower earnings due to weaker soda ash pricing and higher energy cost.

         Interest expense for 1999 was $13.7 million, $2.0 million higher than the comparable year level due to higher borrowing rates.

         Provision for income taxes for 1999 was $.4 million compared with $3.2 million for1998, due to a comparable level of depletion deductions for each year combined with lower earnings in 1999.

1998 AS COMPARED WITH 1997

         Net revenues for 1998 were $261.5 million, which was $28.2 million, or 10 percent, below the prior year level. This decrease reflects lower volumes for soda ash ($21.0 million), particularly exports to Asia, as well as lower pricing for soda ash and calcium chloride ($7.2 million).

         Gross profit for 1998 was $59.1 million, compared with $84.9 million in the same period in 1997. Gross profit as a percentage of sales for 1998 decreased to 23 percent from 29 percent in 1997. These decreases were primarily due to the above-mentioned lower soda ash volumes and unfavorable pricing.

         Selling, general and administrative expense as a percentage of net revenues increased to 7 percent in 1998 from 6 percent in 1997 primarily due to the lower sales volume.

         Minority interest for 1998 was $16.7 million compared with $24.3 million for 1997, reflecting lower earnings due to lower export volumes and weaker soda ash pricing.

         Interest expense for 1998 of $11.7 million was $1.0 million lower than the comparable prior year level due to lower borrowing rates.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $24.7 million at December 31, 1999 compared with $1.1 million at December 31, 1998. During 1999 the Company generated cash flow from operating activities of $31.9 million and received proceeds from debt of $144.8 million, used cash of $24.1 million for capital expenditures and transferred $129.0 million to GCG for repayment of pre-Spinoff debt.

         The Company had working capital of $59.5 million at December 31, 1999 as compared with $39.9 million at December 31, 1998. The increase in working capital principally reflects higher cash balances due to the proceeds from debt partially offset by the transfer to GCG for repayment of pre-Spinoff debt.

         Prior to the Spinoff, the Company's primary sources of liquidity were cash generated from operations and borrowings under GCG's credit facility. Following the Spinoff, the Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest and principal payment obligations. The Company's ability to satisfy its capital requirements will be dependent upon future financial performance, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. The Company believes that its existing capital resources, cash flow generated from future operations and drawings under its credit facility will enable the Company to maintain planned operating, capital expenditure and debt service requirements for the foreseeable future.

         On April 30, 1999, the Company completed the offering of $100 million 10-5/8% Senior Subordinated Notes. Approximately $80 million of the net proceeds was used to fund a distribution to GCG prior to the Spinoff and the balance for general corporate purposes. In addition, concurrent with the Spinoff, the Company entered into an $85 million credit facility, of which up to $60 million is available for borrowing by the Company's Canadian subsidiary in U.S. Dollars or the Canadian dollar equivalent. The net proceeds under the credit facility were used to repay existing third-party indebtedness. As of December 31, 1999, $34 million was available for future borrowings under the credit facility and $24.7 million of cash was on hand.

         The Company is significantly leveraged. Outstanding indebtedness consists of the notes and $51 million outstanding under the credit facility. The Company's leverage and debt service requirements resulting from the notes and credit facility increases its vulnerability to economic downturns, may adversely affect its ability to obtain additional financing in the future and may place the Company at a competitive disadvantage because the Company may be more highly leveraged than certain competitors. The Company's indenture and credit facility impose operating and financial restrictions on the Company. These covenants could adversely affect the Company's ability to finance its future operations, potential acquisitions or capital needs or to engage in business activities that may be in the interest of shareholders.

ENVIRONMENTAL MATTERS

         The Company's mining and production operations, which have been conducted at its Green River and Amherstburg sites for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S. and Canada. The Company has an established program to ensure that its facilities comply with environmental laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, or the discovery of additional or unknown environmental contamination could require expenditures which might be material to the Company's results of operations or financial condition.

         On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ("EC"). The letter informed the Company that it faces an alleged violation of the Canadian Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceed permitted levels. The Company is currently evaluating various projects designed to improve the quality of the effluent and intends to propose a plan to EC with respect to the scope and extent of any corrective action. Because the evaluation of the projects to be implemented, if any, and the outcome of the Company's discussions with EC have not yet been completed, the Company does not have sufficient information to estimate the costs which may be incurred in connection with this matter. However, depending on the outcome of these issues, the Company could incur additional expenses and/or capital expenditures which might be material to the Company's results of operations and/or financial condition. See "Item 1 - Business - Environmental Matters".

ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Statement, as amended, is effective for fiscal years beginning after June 15, 2000. GCIP is required to adopt this standard, as amended, in the fiscal year ending December 31, 2001. Management does not expect that the adoption of FAS 133 will have a material effect on the Company's results of operations, financial condition or cash flows.

YEAR 2000 ISSUE

         Year 2000 issues exist when dates in computer systems are recorded using two digits (rather than four) and are then used for arithmetic operations, comparisons or sorting. A two-digit date recording may recognize a date using "00" as 1900 rather than 2000, which could cause the Company's computer systems to perform inaccurate computations.

         During 1998 and 1999, the Company completed a detailed assessment of its information systems and other hardware and software. Based upon this assessment, non-compliant software or hardware were either upgraded to Year 2000 versions, remediated to become Year 2000 compliant or replaced by other hardware or software which provided Year 2000 compliance and other benefits. As a result of the Company's Year 2000 readiness efforts, the Company's mission critical systems successfully distinguished between the year 1900 and 2000 without any critical system failures. In addition, the Company has not experienced an adverse impact due to Year 2000 issues at any of its significant suppliers. The Company will continue to monitor its mission critical applications and equipment through the normal course of its business operations to ensure that any Year 2000 matters that do arise are addressed promptly.

         With regard to financial cost, the Company estimates it incurred $1.0 million on Year 2000 activities through December 31, 1999.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements. All statements other than statements of historical facts included in this Annual Report on Form 10-K may constitute forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Although it believes that its assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that its assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including, among other things:

         o fluctuation of world soda ash prices due to changes in supply and demand;

         o international economic conditions and U.S. dollar exchange rates;

         o reduced soda ash demand from increased use of recycled glass or glass substitutes;

         o a substantial portion of our operations is conducted through a joint venture which is 51 percent owned by us;

         o the effect of the Company's significant leverage on its ability to raise additional capital or meet its operating, debt service or capital requirements;

         o increases in the cost of energy, transportation or labor;

         o unknown environmental contamination at our facilities;

         o future modifications to existing environmental, safety and human health regulations;

         o our ability to operate as an independent business as a result of the Spinoff;

         o potential adverse tax consequences of a change of control as a result of the Spinoff;

         o the successful completion of the American Soda project; and

         o the outcome of the Company's discussion with EC concerning its effluent discharges.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not expect to enter into financial instruments for trading purposes. The Company anticipates periodically entering into interest rate swap agreements to effectively convert all or a portion of floating-rate debt to fixed-rate debt in order to reduce exposure to movements in interest rates. Such agreements would involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. The Company also anticipates periodically entering into currency agreements to partially reduce exposure to movements in currency exchange rates. Swap and currency agreements will only be entered into with creditworthy parties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Stockholder of

GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.:

         We have audited the accompanying consolidated balance sheets of General Chemical Industrial Products Inc. and subsidiaries ("the Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of General Chemical Industrial Products Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Parsippany, New Jersey
February 15, 2000
(March 13, 2000 as to Note 12)

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1997          1998         1999
                                                                ----          ----         ----
                                                                        (IN THOUSANDS, EXCEPT
                                                                           PER SHARE DATA)
Net revenues..................................................   $289,700    $261,469    $256,793
Cost of sales.................................................    204,769     202,338     207,139
Selling, general and administrative expense...................     16,650      18,082      19,047
                                                                 --------    --------    --------
  Operating profit............................................     68,281      41,049      30,607
Interest expense..............................................     12,747      11,747      13,741
Interest income...............................................      1,029         930       1,355
Foreign currency transaction (gains) losses...................        185         447        (109)
Other expense, net............................................        285         524         167
                                                                 ---------   ---------   --------
  Income before minority interest and income taxes............     56,093      29,261      18,163
Minority interest.............................................     24,253      16,666      12,787
                                                                 --------    --------    --------
  Income before income taxes..................................     31,840      12,595       5,376
Income tax provision..........................................      9,576       3,171         430
                                                                 --------    --------    --------
          Net income..........................................   $ 22,264    $  9,424    $  4,946
                                                                 ========    =========   ========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                 --------------------------
                                                                   1998              1999
                                                                   ----              ----
                                                                   (IN THOUSANDS, EXCEPT
                                                                        SHARE DATA)
                                     ASSETS
Current assets:
     Cash and cash equivalents................................  $  1,127        $ 24,688
     Receivables, net.........................................    58,601          57,970
     Inventories  ............................................    25,508          25,291
     Deferred income taxes....................................     4,392           6,089
     Other current assets.....................................     1,659           3,356
                                                                --------        --------
          Total current assets................................    91,287         117,394
Property, plant and equipment, net............................   141,808         150,038
Other assets  ................................................    15,619          22,322
                                                                --------        --------
          Total assets........................................  $248,714        $289,754
                                                                ========        ========
                        LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:

     Accounts payable.........................................  $ 24,298        $ 27,625
     Accrued liabilities......................................    25,146          30,318
     Income taxes payable.....................................     1,988              --
                                                                 -------        --------
          Total current liabilities...........................    51,432          57,943
Long-term debt    ............................................        --         150,919
Other liabilities ............................................    78,561          87,557
                                                                --------        --------
          Total liabilities...................................   129,993         296,419
                                                                --------        --------
Minority interest ............................................    43,429          42,079
Equity (deficit):
     Net investment by The General Chemical Group Inc.........    75,292              --
     Common Stock, $.01 par value; authorized 1,000 shares;
       issued: 1,000 shares at December 31, 1999..............        --              --
     Capital (deficit)........................................        --         (53,940)
     Accumulated other comprehensive income...................        --              36
     Retained earnings .......................................        --           5,160
                                                                --------        --------
          Total equity (deficit)..............................    75,292         (48,744)
                                                                --------        --------
          Total liabilities and equity (deficit)..............  $248,714        $289,754
                                                                ========        ========


        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                        1997           1998          1999
                                                                        ----           ----          ----
                                                                                  (IN THOUSANDS)
Cash flows from operating activities:
   Net income ........................................................  $ 22,264    $  9,424   $   4,946
   Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization..................................    16,798      16,999      17,801
       Net loss on disposition of long-term assets....................       696         460         393
       (Increase) decrease in receivables.............................   (12,085)     12,189         631
       (Increase) decrease in inventories.............................      (940)     (5,754)        217
       Increase (decrease) in accounts payable........................     3,631      (3,460)      3,327
       Increase (decrease) in accrued liabilities.....................    (5,234)        909       5,172
       Decrease in income taxes payable...............................    (2,394)        (32)     (1,988)
       Increase in other liabilities and assets, net..................     2,293       6,946       2,715
       Increase (decrease) in minority interest.......................     4,729         128      (1,350)
                                                                        --------    --------  ----------
          Net cash provided by operating activities...................    29,758      37,809      31,864
                                                                        --------    --------  ----------
Cash flows from investing activities:
    Capital expenditures..............................................   (30,468)    (18,498)    (24,061)
    Proceeds from sales or disposals of long-term assets.............          7         101        --
                                                                        --------    --------  ----------
          Net cash used for investing activities......................   (30,461)    (18,397)    (24,061)
                                                                        --------    --------  ----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt..........................       --          --      144,776
    Net transactions with The General Chemical Group, Inc.............       446     (19,637)   (129,018)
                                                                        --------    --------   ---------
          Net cash provided by (used for) financing activities........       446     (19,637)     15,758
                                                                        --------    --------  ----------
Increase (decrease) in cash and cash equivalents.....................       (257)       (225)     23,561
Cash and cash equivalents at beginning of period......................     1,609       1,352       1,127
                                                                        --------    --------  ----------
Cash and cash equivalents at end of period............................  $  1,352    $  1,127  $   24,688
                                                                        ========    ========  ==========
Supplemental information:

    Cash refunded for income taxes, net of payments.........................................  $      653
                                                                                              ==========
    Cash paid for interest..................................................................  $    8,158
                                                                                              ==========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                           NET
                                                        INVESTMENT
                                                          BY THE                  ACCUMULATED
                                                         GENERAL                    OTHER
                                              COMMON     CHEMICAL     CAPITAL   COMPREHENSIVE   RETAINED              COMPREHENSIVE
                                              STOCK     GROUP INC.    DEFICIT       INCOME      EARNINGS      TOTAL      INCOME
                                              ------   -----------   ---------  -------------  ---------     -------  -------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at December 31, 1996 ......        $    --      $(119,753)   $    --      $    --     $    --      $(119,753)
   Distribution of GenTek Inc. ....             --        182,548         --           --          --        182,548
                                           ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 1996 ......             --         62,795         --           --          --         62,795
   Net income .....................             --         22,264         --           --          --         22,264
   Transfers from The General
     Chemical Group Inc. ..........             --            446         --           --          --            446
                                           ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 1997 ......             --         85,505         --           --          --         85,505
   Net income .....................             --          9,424         --           --          --          9,424
   Transfers to The General
     Chemical Group Inc. ..........             --        (19,637)        --           --          --        (19,637)
                                           ---------    ---------    ---------    ---------   ---------    ---------
Balance at December 31, 1998 ......             --         75,292         --           --          --         75,292
   Net loss to distribution date ..             --           (214)        --           --          --           (214)
   Net settlements with The General
     Chemical Group Inc. ..........             --       (129,018)        --           --          --       (129,018)
   Issuance of common stock to
     Stockholders .................             --         53,940      (53,940)        --          --           --
   Net income .....................             --           --           --           --         5,160        5,160    $   5,160
   Foreign currency translation ...             --           --           --             36        --             36
                                                                                                                               36
                                                                                                                        ---------
   Comprehensive income ...........             --           --           --           --           --          --      $   5,196
                                           ---------    ---------    ---------    ---------    ---------   ---------    =========
Balance at December 31, 1999 ......        $    --      $    --      $ (53,940)   $      36   $   5,160    $ (48,744)
                                           =========    =========    =========    =========   =========    =========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1 - BASIS OF PRESENTATION

         General Chemical Industrial Products Inc. (the "Company" or "GCIP") is a leading North American supplier of soda ash and calcium chloride to a broad range of industrial and municipal customers. The primary end markets for soda ash include glass production, sodium-based chemicals, powdered detergents, water treatment and other industrial end uses. Calcium chloride is mainly used for dust control and roadbed stabilization during the summer and melting ice during the winter.

         The Company is a wholly-owned subsidiary of The General Chemical Group Inc ("GCG"). The Company was formed on April 30, 1999 as part of the separation by GCG of its Manufacturing and Performance Products business from its soda ash and calcium chloride business through a distribution of stock of GenTek Inc. ("GenTek") to stockholders of GCG (the "Spinoff"). In connection with the Spinoff, GCG transferred its soda ash and calcium chloride business to GCIP and transferred its Manufacturing and Performance Products business to a wholly-owned subsidiary, GenTek and distributed the stock of GenTek to shareholders of GCG. On April 30, 1999, GCG and GenTek became separate publicly-traded companies on the New York Stock Exchange. GCG continues to trade using the GCG symbol. GCG owns and operates the Company, and GenTek owns and operates the businesses comprising the Manufacturing and Performance Products segments. This transaction resulted in a deficit of approximately $52 million

         The transfer of GCG's soda ash and calcium chloride business to the Company has been reflected at the historical book value of the assets and liabilities received and accounted for in a manner similar to a pooling of interests. Accordingly, all prior periods presented have been restated to reflect the transfer. The financial information included herein does not necessarily reflect the consolidated results of operations, financial position, changes in equity and cash flows of the Company had the Company been a separate stand-alone entity prior to the Spinoff. The consolidated financial statements include an allocation of certain assets, liabilities and expenses from GCG, including allocations of general corporate overhead expenses of $1,285, $1,448, and $475 for the years 1997, 1998 and 1999, respectively. In the opinion of management, expenses have been allocated to the Company in a reasonable and consistent basis using management's estimate of services provided to the Company by GCG. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the Company been operating as a stand-alone entity during the periods presented or incurred after the Spinoff.

         The Company participated in GCG's centralized cash management and financing program and the accompanying financial statements include an allocation of net interest expense for periods prior to the Spinoff from GCG. To the extent the Company has experienced temporary cash needs for working capital purposes or capital expenditures, such funds have historically been provided by GCG. The net effect of cash transfers to or from GCG are reflected in net investment by The General Chemical Group Inc. Net interest expense has been allocated assuming that the Company's allocated share of GCG's debt would have been $150,000. The allocations were made consistently in each year, and management believes the allocations are reasonable. However, these interest costs would not necessarily be indicative of what the actual costs would have been had the Company operated as a separate entity prior to the Spinoff.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements reflect the results of operations and financial position of the Company, including wholly-owned subsidiaries and General Chemical (Soda Ash) Partners ("GCSAP") of which the Company owns 51 percent. Minority interests relate solely to partnerships, primarily GCSAP, in which the Company has a controlling interest. Intercompany balances and transactions are eliminated in consolidation.

         Taxes on income are computed as if the Company were a stand-alone company prior to the Spinoff. The provision for income taxes for periods prior to the Spinoff were calculated as if the Company had filed separate tax returns under its existing structure.

         Inventories are valued at the lower of cost or market, using the last-in, first-out ("LIFO") method for most domestic production inventories and the first-in, first-out ("FIFO") or average-cost method for all other inventories. Production inventory costs include material, labor and factory overhead.

         Certain property, plant and equipment are carried at cost and are depreciated using the straight-line method, using estimated lives which range from 2 to 30 years. Mines and machinery and equipment of GCSAP are depreciated using the units-of-production method. Approximately 76 percent of machinery and equipment and 59 percent of mines and quarries are depreciated using the units-of-production method.

         The Company evaluates the recovery of long-lived assets not held for sale by measuring the carrying value of these assets against the estimated future cash flows associated with them. At the time such evaluations indicate that the future cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

         Deferred financing costs associated with various debt issues are being amortized over the terms of the related debt using the effective interest method.

         The Company provides for the expected costs to be incurred for the eventual reclamation of mining properties pursuant to local law. Land reclamation costs are being accrued over the estimated remaining life of the reserves currently under lease. At December 31, 1998 and 1999, the Company had accruals of $25,684 and $25,982, respectively, for land reclamation. These amounts are included in other liabilities on the balance sheet.

         The Company recognized deferred tax assets and liabilities based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

         The Company does not hold or issue financial instruments for trading purposes.

         All highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents.

         The Company recognizes revenue upon shipment of product, net of freight, with provisions recorded for estimated returns.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133", "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company is required to adopt this standard, as amended, in the fiscal year ending December 31, 2001. The Company does not expect the adoption of FAS 133 to have a material effect on the Company's results of operations, financial condition or cash flows.

         Certain prior-period amounts have been reclassified to conform with the current presentation.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

NOTE 3 - INCOME TAXES

         Income before income taxes is as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1997       1998       1999
                                                                    ----       ----       ----
         United States............................................ $18,746    $ 8,141    $1,910
         Foreign..................................................  13,094      4,454     3,466
                                                                   -------    -------    ------
           Total.................................................. $31,840    $12,595    $5,376
                                                                   =======    =======    ======


         The components of the income tax provision (benefit) are as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                    1997        1998      1999
                                                                    ----        ----      ----
         United States:
           Current ............................................... $1,018     $ 3,850   $ 1,527
           Deferred ..............................................  2,884      (2,691)   (2,355)
         Foreign:
           Current ...............................................  5,073       1,503      (832)
           Deferred ..............................................   (739)        (94)    2,153
         State:
           Current ...............................................    706       1,552       612
           Deferred ..............................................    634        (949)     (675)
                                                                   ------     -------   -------
                  Total .......................................... $9,576     $ 3,171   $   430
                                                                   ======     =======   =======


         A summary of the components of deferred tax assets and liabilities is as follows:

                                                                        DECEMBER 31,
                                                                   -------------------
                                                                     1998         1999
                                                                     ----         ----

         Postretirement benefits.................................. $12,597    $ 11,323
         Nondeductible accruals...................................  13,363      16,082
         Foreign operations.......................................   4,291       1,451
         Other....................................................     105        --
                                                                   -------    --------
            Deferred tax assets...................................  30,356      28,856
                                                                   -------    --------
         Property, plant and equipment............................  15,739      16,228
         Pensions.................................................   4,733       3,494
         Inventory................................................    (681)        285
         Other ...................................................      40       1,429
                                                                    ------    --------
            Deferred tax liabilities..............................  19,831      21,436
                                                                   -------    --------
         Valuation allowance......................................  11,423       7,850
                                                                   -------    --------
                Net deferred tax liabilities...................... $   898    $    430
                                                                   =======    ========

         The Company has deferred tax assets related to foreign tax credits of $11,423 and $7,850 at December 31, 1998 and 1999, respectively, against which a full valuation allowance has been recorded. The Company reversed $4,656, $11 and $3,573 of previously recorded valuation allowances during 1997, 1998 and 1999, respectively, primarily related to foreign tax credits that had expired.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         At December 31, 1999, there was $2,045 of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

         The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                                      YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1997       1998      1999
                                                                    ----       ----      ----
         U.S. federal statutory rate............................    35.0%      35.0%      35.0%
         State income taxes, net of federal benefit.............     2.7        3.1       (0.8)
         Tax effect of foreign operations.......................     1.1        2.4        2.0
         Depletion..............................................    (9.1)     (16.6)     (31.0)
         Other..................................................     0.4        1.3        2.8
                                                                   -----      -----      -----
         Total..................................................    30.1%      25.2%       8.0%
                                                                   =====      =====      ======


         In connection with the Spinoff, GCG entered into a tax sharing agreement with GenTek which requires GenTek to indemnify and hold harmless the GCG for consolidated tax liabilities attributable to periods prior to the Spinoff date.

NOTE 4 - PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

         The Company maintains several defined benefit pension plans covering substantially all employees. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are five years in the U.S. and two years in Canada. The Company's funding policy is to annually contribute the statutorily required minimum amount as actuarially determined. The Company also maintains several plans providing postretirement benefits covering substantially all hourly and certain salaried employees. The Company funds these benefits on a pay-as-you-go basis. The long-term portion of accrued postretirement benefit cost of $37,255 and $37,316 at December 31, 1998 and 1999, respectively, is included in other liabilities on the balance sheet. The Company's share of the consolidated net periodic benefit cost related to pension benefits, which has been recorded in the accompanying statement of operations in 1998 and 1997 was $3,282 and $3,277, respectively. The Company's share of consolidated net periodic benefit cost related to postretirement benefits, which has been recorded in the accompanying statement of operations in 1998 and 1997 was $2,118 and $2,103, respectively. The Company's share of the accrued pension obligation, which has been recorded in the accompanying balance sheet at December 31, 1998 was $8,873. The Company's share of pension assets as of December 31, 1998 was $15,312 and is included in other assets on the balance sheet. The disclosures for GCG's Pension Plans and Other Postretirement Benefits reflects the combined entities, prior to the Spinoff for 1997 and 1998 with the Spinoff reflected in 1999.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                                OTHER
                                                        PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                     YEARS ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                                   ---------------------------      -----------------------------
United States:                                      1997       1998       1999       1997       1998        1999
                                                    ----       ----       ----       ----       ----        ----
Components of Net Periodic Benefit Cost:
   Service Cost................................  $  5,217   $  5,645    $2,599  $   1,575    $ 1,568    $    846
   Interest Cost...............................    13,873     14,935     5,606      3,896      4,046       1,300
   Expected Return on Plan Assets..............   (13,466)   (15,156)   (6,010)        --         --          --
   Amortization of Net
         Prior Service Cost....................       843        910       813     (1,604)    (1,604)       (849)
         (Gain)/Loss...........................        46         10        17       (587)      (628)       (239)
                                                 --------   --------   -------   -------    --------    -------

   Net Periodic Benefit Cost...................  $  6,513   $  6,344   $ 3,025    $ 3,280    $ 3,382     $ 1,058
                                                 ========   ========   =======    =======    =======     =======

                                                                                                   OTHER
                                                                 PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                                                   DECEMBER 31,              DECEMBER 31,
                                                                -----------------       -----------------------
                                                                1998         1999            1998          1999
                                                                ----         ----            ----          ----
Change in Benefit Obligation:
   Benefit Obligation at Prior Measurement Date .........  $203,495    $ 236,901       $  57,522      $  59,199
   Service Cost .........................................     5,533        2,599           1,568            846
   Interest Cost ........................................    14,856        5,606           4,046          1,300
   Actuarial (Gain)/Loss ................................    22,332      (10,779)           (948)        (2,462)
   Benefits Paid ........................................   (10,649)      (6,635)         (2,989)          (962)
   Business Combinations ................................     1,334           --              --             --
   Spinoff ..............................................      --       (157,369)             --        (42,970)
                                                           --------    ---------       ---------      ---------
   Benefit Obligation at Measurement Date ...............  $236,901    $  70,323       $  59,199      $  14,951
                                                           ========    =========       =========      =========
Change in Plan Assets:
   Fair Value of Assets at Prior Measurement Date .......  $193,301    $ 203,998       $      --      $      --
   Actual Return on Plan Assets .........................    17,124       29,804              --             --
   Employer Contributions ...............................     3,065        3,385           2,989            962
   Benefits Paid ........................................   (10,649)      (6,635)         (2,989)          (962)
   Business Combinations ................................     1,147           --              --             --
   Spinoff ..............................................        --     (159,713)             --             --
                                                           --------    ---------        --------      ---------
   Fair Value of Assets at Measurement Date .............  $203,988    $  70,829       $      --      $      --
                                                           ========    =========       =========      =========
Reconciliation of Funded Status:

   Funded Status ........................................  $(32,913)   $     506       $ (59,199)     $ (14,951)
   Unrecognized Net
         Transition Obligation ..........................        13           --              --             --
         Prior Service Cost .............................     6,178        4,121          (9,500)        (4,536)
         Gain ...........................................    (3,540)     (16,213)         (8,629)        (4,296)
   Net Amount Recognized ................................  $(30,262)   $ (11,586)      $ (77,328)     $ (23,783)
                                                           ========    =========       =========      =========

                                       26

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

         The assumptions used in accounting for the plans were as follows:


                                                                 1997       1998      1999
                                                                 ----       ----      ----
         Discount rate .......................................  7 1/2%     6 3/4%    7 1/2%
         Long-term rate of return on assets...................      9%         9%        9%
         Average rate of increase in employee compensation....      5%         5%        5%


         The assumption used in accounting for the medical plans in 1999 was a
7.5 percent health care cost trend rate. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $606 at year-end 1999 and the net periodic cost by $32 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $675 at year-end 1999 and the net periodic cost by $36 for the year.

         The assumption used in accounting for the plans in 1998 was an 8 percent health care cost trend rate (decreasing to 6 3/4 percent in 2001 and beyond).

         The dates used to measure plan assets and liabilities were October 31, 1998 and 1999 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                                                                                                 OTHER
                                                      PENSION BENEFITS                   POSTRETIREMENT BENEFITS
CANADA:                                            YEARS ENDED DECEMBER 31,              YEARS ENDED DECEMBER 31,
                                               -------------------------------       ------------------------------
                                               1997        1998        1999           1997        1998        1999
                                               ----        ----        ----           ----        ----        ----
Components of Net Periodic Benefit Cost:
    Service Cost.............................   $1,352      $ 1,463    $ 1,481         $ 302      $  332      $ 317
    Interest Cost............................    3,868        3,789      3,728         1,032       1,014        905
    Expected Return on Plan Assets...........   (4,877)      (4,881)    (4,980)           --          --         --
    Amortization of Net
        Prior Service Cost...................       90           84         79            --          --         --
        Loss.................................      432          458        541            --          --         --
                                               -------      -------    -------        ------     -------     ------
Net Periodic Benefit Cost....................  $   865      $   913    $   849        $1,334     $ 1,346     $1,222
                                               =======      =======    =======        ======     =======     ======



                                                                                                     OTHER
                                                                     PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                                                        DECEMBER 31,                DECEMBER 31,
                                                                     -----------------       ----------------------
                                                                     1998         1999           1998          1999
                                                                     ----         ----           ----          ----
Change in Benefit Obligation:
   Benefit Obligation at Prior Measurement Date.....................   $55,493    $59,605       $14,631     $13,690
   Service Cost.....................................................     1,457      1,520           330         324
   Interest Cost....................................................     3,773      3,823         1,010         922
   Actuarial (Gain)/Loss............................................     5,823     (4,996)         (934)       (790)
   Foreign Currency Translation.....................................    (3,701)       124          (977)         30
   Benefits Paid....................................................    (3,240)    (3,108)         (370)       (394)
   Spinoff   .......................................................        --     (4,109)           --        (876)
                                                                       -------    -------       -------     -------
   Benefit Obligation at Measurement Date...........................   $59,605    $52,859       $13,690     $12,906
                                                                       =======    =======       =======     =======

                                       27

                                GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                        (DOLLARS IN THOUSANDS)


                                                               PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                                  DECEMBER 31,             DECEMBER 31,
                                                               ----------------      ----------------------
                                                                1998      1999           1998           1999
                                                                ----      ----           ----           ----
Change in Plan Assets
   Fair Value of Assets at Prior Measurement Date...........  $66,181   $62,805       $     --    $      --
   Actual Return on Plan Assets.............................    2,633     4,857             --           --
   Employer Contributions...................................    1,643       923            370          394
   Foreign Currency Translation.............................   (4,412)      131             --           --
   Benefits Paid  ..........................................   (3,240)   (3,108)          (370)        (394)
   Spinoff..................................................       --    (4,644)            --           --
                                                              -------   -------       --------    ---------
   Fair Value of Assets at Measurement Date................   $62,805   $60,964       $     --    $      --
                                                              =======   =======       ========    =========
Reconciliation of Funded Status
   Funded Status...........................................   $ 3,200   $ 8,105       $(13,690)    $(12,906)
   Unrecognized Net Prior Service Cost.....................       696       582             --           --
   Unrecognized Net (Gain)/Loss............................    13,560     7,635            315         (512)
                                                              -------   -------       --------    ---------
   Net Amount Recognized...................................   $17,456   $16,322       $(13,375)    $(13,418)
                                                              =======   =======       ========    =========

         The prepaid pension cost related to the Canadian plans is included in other assets on the balance sheet.

         The assumptions used in accounting for the plans were as follows:

                                                                    1997       1998       1999
                                                                    ----       ----       ----

         Estimated discount rate ...............................   7 1/2%     6 3/4%    7 1/2%
         Estimated long-term rate of return on assets...........       9%         9%        9%
         Average rate of increase in employee compensation......   5 1/4%     5 1/4%    5 1/4%


         The assumption used in accounting for the medical plans in 1999 was an
8.4 percent health care cost trend rate (decreasing to 6 percent in 2003 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $ 2,444 at year-end 1999 and the net periodic cost by $278 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $1,935 at year-end 1999 and the net periodic cost by $217 for the year.

         The assumption used in accounting for the plans in 1998 was a 8.4 percent health care cost trend rate (decreasing to 6 percent in the year 2003 and beyond).

         The dates used to measure plan assets and liabilities were October 31, 1998 and 1999 for all plans. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999 are as follows:

              Years Ending December 31,
              -------------------------
         2000.................................................    $13,946
         2001.................................................     11,000
         2002.................................................      5,165
         2003.................................................      3,759
         2004 and thereafter..................................     20,891
                                                                  -------
                                                                  $54,761
                                                                  =======

         Rental expense for the years ended December 31, 1997, 1998 and 1999 was $12,772, $13,913, and $12,408, respectively.

         Parent Guaranty and Transfer Agreement. A restated parent guaranty and transfer agreement between New Hampshire Oak, a wholly-owned subsidiary of GCG and the parent of GCIP, and ACI International Limited and TOSOH America, Inc. provides that in the event that either New Hampshire Oak, ACI International Limited or TOSOH America, Inc. (such entities being referred to as a "transferring parent" or "nontransferring parent" as the context requires) proposes to sell or otherwise transfer or cause to be sold or transferred the voting securities of GCIP, The Andover Group, Inc. or TOSOH Wyoming, Inc. (the respective subsidiaries constituting the partners of GCSAP) as the case may be, the nontransferring parents will have the following options: (1) to purchase the transferring parent's subsidiary's interest in GCSAP at fair market value; (2) to require the transferring parent to purchase the nontransferring parents' subsidiaries' interest in GCSAP at fair market value; (3) to buy the voting securities to be sold by the transferring parent on the same terms and conditions and at the same price as the transferring parent proposes to sell or otherwise transfer or cause to be sold or transferred such voting securities; or
(4) to cause the proposed transferee to purchase the nontransferring parents' subsidiaries' interest in GCSAP for a price reflecting the price to be paid by the proposed transferee for such voting securities. In the event that New Hampshire Oak ceases to own at least 51 percent of GCIP while GCIP is a partner, GCIP shall pay to The Andover Group, Inc. $2,833.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         The Company is involved in certain claims, litigation, administrative proceedings and investigations relative to environmental matters. Although the amount of any ultimate liability which could arise with respect to these matters cannot be accurately predicted, it is the opinion of management, based upon currently available information and the accruals established, that any such liability will have no material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 6 - ADDITIONAL FINANCIAL INFORMATION

         The following are summaries of selected balance sheet items:

Receivables
                                                                                    DECEMBER 31,
                                                                            -------------------------
                                                                               1998          1999
                                                                               ----          ----
         Trade.........................................................     $54,857        $54,526
         Other.........................................................       6,402          6,123
         Allowance for doubtful accounts...............................      (2,658)        (2,679)
                                                                            -------        -------
                                                                            $58,601        $57,970
                                                                            =======        =======

Inventories
                                                                                    DECEMBER 31,
                                                                            -------------------------
                                                                               1998          1999
                                                                               ----          ----
         Raw materials.................................................     $ 3,480        $ 3,603
         Work in process...............................................       1,839          1,301
         Finished products.............................................      13,297         12,704
         Supplies and containers.......................................       6,892          7,683
                                                                            -------        -------
                                                                            $25,508        $25,291
                                                                            =======        =======

         Inventories valued at LIFO amounted to $5,632 and $2,883 at December
31, 1998 and 1999, respectively, which were below estimated replacement cost by $2,011 and $2,193, respectively. The impact of LIFO liquidations in 1998 and 1999 was not significant.

Property, Plant and Equipment
                                                                                    DECEMBER 31,
                                                                            -------------------------
                                                                               1998          1999
                                                                               ----          ----
         Land and improvements.........................................     $ 23,162        $  23,162
         Machinery and equipment.......................................      227,649          232,120
         Buildings and leasehold improvements..........................       24,135           28,851
         Construction-in-progress......................................        5,223           19,768
         Mines and quarries............................................       16,415           16,876
                                                                            --------        ---------
                                                                             296,584          320,777
         Less accumulated depreciation and amortization................     (154,776)        (170,739)
                                                                           ---------        ---------
                                                                            $141,808        $ 150,038
                                                                            ========        =========

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

Accrued Liabilities
                                                                                    DECEMBER 31,
                                                                            ------------------------
                                                                               1998          1999
                                                                               ----          ----
         Wages, salaries and benefits..................................     $11,064        $11,531
         Taxes, other than income taxes................................       7,638          7,866
         Interest......................................................          --          1,787
         Other.........................................................       6,444          9,134
                                                                            -------        -------
                                                                            $25,146        $30,318
                                                                            =======        =======

NOTE 7 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         GCG is party to a management agreement with Latona Associates (which is controlled by a stockholder of the Company) under which GCG receives corporate supervisory and administrative services and strategic guidance for a quarterly fee of $361, $285 and $371 in 1997, 1998 and 1999, respectively.

TRANSITION SUPPORT AGREEMENT

         GCG and GenTek entered into various transition support agreements that provide mechanisms for an orderly transition after the Spinoff. For the period from April 30, 1999 to December 31, 1999, GenTek charged GCG $2,474 related to these transition support agreements.

OTHER TRANSACTION

         The Company supplies soda ash and calcium chloride to GenTek. For the years ended December 31, 1997, 1998 and 1999, sales to GenTek amounted to $5,240, $5,336 and $14,696, respectively.

NOTE 8 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                      MATURITIES    DECEMBER 31, 1999
                                                      ----------    -----------------
         $85 Million Revolving Credit
              Facility-floating rate................     2004            $ 50,919

         Senior Subordinated
              Notes - 10 5/8%.......................     2009             100,000
                                                                         --------
         Total Debt.................................                      150,919
                                                                         --------
              Less: Current Portion.................                           --
                                                                         --------
         Net Long-Term Debt.........................                     $150,919
                                                                         ========


                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


         On April 30, 1999, in connection with the Spinoff, the Company and its Canadian subsidiary, General Chemical Canada Ltd., entered into an $85,000 revolving credit facility ("Credit Facility") with certain lenders party thereto; The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent. Of this amount, up to $60,000 is available for borrowing by the Canadian subsidiary. In addition, on April 30, 1999, GCIP issued and sold $100,000 aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2009.

         The Company applied the proceeds of its initial borrowing under the Credit Facility and a portion of the proceeds of the offering of its Senior Subordinated Notes to repay approximately $127 million of pre-Spinoff debt. On November 9, 1999, GCIP completed an exchange offer pursuant to which all of GCIP's unregistered 10 5/8% Senior Subordinated Notes due 2009 (issued on April 30, 1999) were exchanged for registered 10 5/8% Senior Subordinated Notes due 2009 that are identical to the terms of the unregistered notes. The Securities and Exchange Commission declared effective GCIP's Registration Statement on Form S-4 with respect to such registered notes on October 6, 1999.

         The Senior Subordinated Notes are unsecured while the $85 million Credit Facility is secured by 100 percent of the capital stock of GCIP, 100 percent of the owned capital stock of, and guarantees from, the direct and indirect domestic subsidiaries of the Company, 65 percent of certain owned foreign subsidiaries of the Company and substantially all of the other assets of the Company. In addition, the portion of the Credit Facility available to the Company's Canadian subsidiary is secured by substantially all of the assets of the Company's Canadian subsidiary. The Senior Subordinated Notes and the Credit Facility contain certain covenants with respect to additional indebtedness, preferred stock by subsidiaries, restricted payments, transactions with affiliates, liens, dividends and other payment instructions affecting subsidiaries, consolidations, mergers, the sale of assets and financial tests. The Company has not paid dividends since the Spinoff and does not expect to pay cash dividends in the foreseeable future.

NOTE 9 - FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments are as follows:

                                                         DECEMBER 31, 1999
                                                        -----------------
                                                        CARRYING       FAIR
                                                         AMOUNT        VALUE
                                                         ------        -----
         Long-term debt...............................  $150,919    $149,919


         The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments.

         The fair value of the Company's long-term debt was based on quoted market prices for publicly traded notes and discounted cash flow analyses on its nontraded debt.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                             (DOLLARS IN THOUSANDS)


NOTE 10-GEOGRAPHIC INFORMATION

         Information regarding geographic areas at December 31, and for each of the years then ended is as follows:

                                                                                                           LONG-LIVED
                                                NET REVENUES                   OPERATING PROFIT             ASSETS(4)
                                       ----------------------------        ------------------------      ---------------
                                       1997        1998        1999        1997      1998      1999      1998       1999
                                       ----        ----        ----        ----      ----      ----      ----       ----

United States (1) ...............   $220,525    $191,884    $185,701    $50,847   $32,403   $23,891   $ 97,866   $101,929
Foreign (2) .....................    106,052      93,296     100,811     17,434     8,646     6,716     59,561     70,482
Elimination (3) .................    (36,877)    (23,711)    (29,719)      --        --        --         --         --
                                    --------    --------    --------    -------   -------   -------   --------   --------
                                    $289,700    $261,469    $256,793    $68,281   $41,049   $30,607   $157,427   $172,411
                                    ========    ========    ========    =======   =======   =======   ========   ========

----------

(1) Includes export sales of $74,032, $60,710 and $62,330 for the years ended December 31, 1997, 1998 and 1999, respectively.

(2) Principally Canada.

(3) Sales between geographic areas are recorded at prices comparable to market prices charged to third-party customers and are eliminated in consolidation.

(4) Represents all noncurrent assets except deferred tax assets and financial investments.


NOTE 11 - UNAUDITED QUARTERLY INFORMATION

                                                                               1998
                                                   -------------------------------------------------------------
                                                   FIRST        SECOND         THIRD        FOURTH         YEAR
                                                   -----        ------         -----        ------         ----
Net revenues.................................. $    62,343   $    71,041   $    64,218   $    63,867   $   261,469
Gross profit..................................      13,209        17,271        14,474        14,177        59,131
Net income ...................................       1,898         4,041         2,885           600         9,424

                                                                               1999
                                                   -------------------------------------------------------------
                                                   FIRST        SECOND         THIRD        FOURTH         YEAR
                                                   -----        ------         -----        ------         ----
Net revenues.................................. $    61,472   $    69,165   $    64,117  $    62,039    $   256,793
Gross profit..................................      10,204        15,243        12,402       11,805         49,654
Net income ...................................         979         2,295         1,114          558          4,946


NOTE 12 - SUBSEQUENT EVENT

         On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ("EC"). The letter informed the Company that it faces an alleged violation of the Canadian Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceed permitted levels. The Company is currently evaluating various projects designed to improve the quality of the effluent and intends to propose a plan to EC with respect to the scope and extent of any corrective action. Because the evaluation of the projects to be implemented, if any, and the outcome of the Company's discussions with EC have not yet been completed, the Company does not have sufficient information to estimate the costs which may be incurred in connection with this matter. However, depending on the outcome of these issues, the Company could incur additional expenses and/or capital expenditures which might be material to the Company's results of operations and/or financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Directors. For information relating to the Company's sole director, Delyle W. Bloomquist, see the information under the caption "Employees/Labor Relation" in Part I of this report.

         Executive Officers. For information relating to the Company's executive officers, see the information under the caption "Employee/Labor Relations" in
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         Executive Compensation. For information relating to the compensation of the Company's executives, see the information under the caption "Compensation of Directors and Executive Officers" in GCG's Proxy Statement, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         GCG, the parent company of the Company, is the sole record beneficial owner of the Company's Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain Relationships and Related Transactions. For information relating to certain relationships and related transactions of the Company, see the information under the caption "Certain Relationships and Transactions" in GCG's Proxy Statement, which is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

 EXHIBIT
   NO.                                 DESCRIPTION
---------                              -----------

     *3.1  -- Amended and Restated Certificate of Incorporation of GCIP

     *3.2  -- Amended and Restated By-Laws of GCIP

 ****10.1  -- Second  Amended and Restated Partnership Agreement of GCSAP,
              dated June 30, 1992, among GCIP (as assignee of General Chemical Corporation), The Andover Group, Inc. and TOSOH Wyoming, Inc.

 ****10.2  -- Amended and Restated Parent Guaranty and Transfer Agreement
              dated June 30, 1992, among New Hampshire Oak, Inc., ACI International Limited and TOSOH America, Inc.

 ****10.3  -- Amended and Restated Services Agreement, dated June 30, 1992, between GCIP (as assignee of General Chemical Corporation) and
              GCSAP

 ****10.4  -- Employee Transfer Agreement, dated June 30, 1992, between GCIP
              (as assignee of General Chemical Corporation) and GCSAP

 ****10.5  -- Guaranty, dated as of June 30, 1992, from New Hampshire Oak,
              Inc., for the benefit of GCSAP

  ***10.6  -- Employee Benefits Agreement Among the General Chemical Group Inc.
              and General Chemical Corporation

  ***10.7  -- Intellectual Property Agreement among GCIP, General Chemical
              Corporation, GenTek, Inc. and The General Chemical Group Inc.

   **10.8  -- Credit Agreement, dated as of April 30, 1999, among GCIP and
              General Chemical Canada Ltd. as Borrowers, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent.

   **10.9  -- Guarantee and Collateral Agreement, dated as of April 30, 1999, made by GCIP and certain of its subsidiaries in favor of the Chase Manhattan Bank, as Collateral Agent.

*****10.1  -- Amended and Restated Management Agreement between Latona
              Associates Inc. and The General Chemical Group Inc.

  ***10.11 -- Tax Sharing Agreement between The General Chemical Group Inc. and
              GenTek Inc.

    *10.12 -- Sublease Agreement between GCIP and General Chemical Corporation

    *10.13 -- Transition Support Agreement between The General Chemical
              Corporation and GenTek Inc.

   **10.14 -- Indenture, dated as of April 30, 1999, between GCIP and U.S. Bank
              Trust National Association, as Trustee.

    *10.15 -- Exchange and Registration Rights Agreement, dated as of April 30,
              1999, among GCIP, Chase Securities Inc., BT Alex, Brown Incorporated and ING Baring Fulman Selz LLC

     12.1  -- Computation of Ratio of Earnings to Fixed Charges

    *21.1  -- Subsidiaries of GCIP

     27.1  -- Financial Data Schedule

----------
    *Incorporated by reference to the Registration Statement of GCIP, as amended
     (File No. 333-81469) filed with the Securities and Exchange Commission on June 24, 1999.

   **Incorporated by reference to the relevant exhibit to General Chemical Group
     Inc's 10-Q for the three months ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999 (the "GCG First Quarter 1999 10-Q").

  ***Incorporated by reference to the Registration Statement of GenTek Inc. as amended (File No. 001-14789), filed with the Securities and Exchange Commission on April 8, 1999

 ****Incorporated by reference to the relevant exhibit to the Registration
     Statement of General Chemical Corporation (File No. 33-64824) filed with the Securities and Exchange Commission on August 11, 1993

*****Incorporated by reference to the relevant exhibit to The General Chemical
     Group Inc.'s 10-Q for the three months ended June 30, 1999 filed with the Securities and Exchange Commission on August 16, 1999.

FINANCIAL STATEMENTS

         See Item 8, beginning on page 17.

FINANCIAL STATEMENT SCHEDULES

         See Index to Financial Statement Schedules on page 39.

REPORTS ON FORM 8-K

         No report on Form 8-K has been filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hampton, State of New Hampshire on the 30th day of March 2000.

                                       GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                                       By:  /s/  DAVID S. GRAZIOSI
                                          --------------------------------
                                                 David S. Graziosi
                                              Vice President-Finance
                                                  March 30, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ DELYLE W. BLOOMQUIST         Director, President, and           March 30, 2000
------------------------         Chief Executive Officer
    DeLyle W. Bloomquist

/s/ DAVID S. GRAZIOSI            Vice President-Finance             March 30, 2000
------------------------         (Principal Financial and
    David S. Graziosi            Accounting Officer)


                                       38

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES


   Schedule II -- Valuation and Qualifying Accounts.....................  40

         Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                                                                     SCHEDULE II

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                          TRANSLATION
                                                  BALANCE AT   ADDITIONS     DEDUCTIONS    ADJUSTMENT  BALANCE AT
                                                  BEGINNING    CHARGED TO       FROM         DURING      END OF
                                                  OF PERIOD      INCOME       RESERVES       PERIOD      PERIOD
                                                  ---------      ------       --------       ------      ------
                                                                           (IN THOUSANDS)
Year ended December 31, 1997
    Allowance for doubtful accounts...........    $1,948         $768            $(5)         $(22)      $2,689
Year ended December 31, 1998
    Allowance for doubtful accounts...........    $2,689         $  5            $(5)         $(31)      $2,658
Year ended December 31, 1999
    Allowance for doubtful accounts...........    $2,658         $ --            $ --         $  21      $2,679


                                   EXHIBIT INDEX
                                   -------------
 Exhibit
   No.                              Description                             Page
   ---                              -----------                             ----
     *3.1 -- Amended and Restated Certificate of Incorporation of GCIP

     *3.2 -- Amended and Restated By-Laws of GCIP

 ****10.1 -- Second Amended and Restated Partnership Agreement of GCSAP, dated
             June 30, 1992, among GCIP (as assignee of General Chemical Corporation), The Andover Group, Inc. and TOSOH Wyoming, Inc.

 ****10.2 -- Amended and Restated Parent Guaranty and Transfer Agreements dated
             June 30, 1992, among New Hampshire Oak, Inc., ACI International Limited and TOSOH America, Inc.

 ****10.3 -- Amended and Restated Services Agreement, dated June 30, 1992, between GCIP (as assignee of General Chemical Corporation) and
             GCSAP)

 ****10.4 -- Employee Transfer Agreement, dated June 30, 1992, between GCIP (as assignee of General Chemical Corporation) and GCSAP

 ****10.5 -- Guaranty, dated as of June 30, 1992, from New Hampshire Oak, Inc., for the benefit of GCSAP

  ***10.6 -- Employee Benefit Agreement Among the General Chemical Group Inc.
             and General Chemical Corporation

  ***10.7 -- Intellectual Property Agreement among GCIP, General Chemical
             Corporation, GenTek, Inc. and The General Chemical Group Inc.

   **10.8 -- Credit Agreement, dated as of April 30, 1999, among GCIP and
             General Chemical Canada Ltd. as Borrowers, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent.

   **10.9 -- Guarantee and Collateral Agreement, dated as of April 30, 1999, made by GCIP and certain of its subsidiaries in favor of the Chase Manhattan Bank, as Collateral Agent.

*****10.10-- Amended and Restated Management Agreement between Latona Associates
             Inc. and The General Chemical Group Inc.

  ***10.11-- Tax Sharing Agreement between The General Chemical Group Inc. and
             GenTek Inc.

    *10.12-- Sublease Agreement between GCIP and General Chemical Corporation.

    *10.13-- Transition Support Agreement between The General Chemical Group
             Inc. and GenTek Inc.

   **10.14-- Indenture, dated as of April 30, 1999, between GCIP and U.S. Bank
             Trust National Association, as Trustee.

    *10.15-- Exchange and Registration Rights Agreement, dated as of April 30,
             1999, among GCIP, Chase Securities Inc. BT Alex, Brown Incorporated and ING Baring Fulman Selz LLC

     12.1 -- Computations of Ratio of Earnings to Fixed Charges

    *21.1 -- Subsidiaries of GCIP

     27.1 -- Financial Data Schedule


---------
    *Incorporated by reference to the Registration Statement of GCIP, as amended
     (File No. 333-81469) filed with the Securities and Exchange Commission on June 24, 1999.

   **Incorporated by reference to the relevant exhibit to General Chemical Group
     Inc's 10-Q for the three months ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999 (the "GCG First Quarter 1999 10-Q")

  ***Incorporated by reference to the Registration Statement of GenTek Inc. as amended (File No .001-14789), filed with the Securities and Exchange Commission on April 8, 1999

 ****Incorporated by reference to the relevant exhibit to the Registration
     Statement of General Chemical Corporation (File No. 33-64824) filed with the Securities and Exchange Commission on August 11, 1993

*****Incorporated by reference to the relevant exhibit to The General Chemical
     Group Inc.'s 10-Q for the three months ended June 30, 1999 filed with the Securities and Exchange Commission on August 16, 1999.