Form 10-Q
period 2000-03-31
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2000-05-12
CIK 1088382

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

         X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -------            OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                         OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      -------            OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____

================================================================================

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2000

                                      INDEX
                                      -----

                                                                                      PAGE NO.
                                                                                      --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          Ended March 31, 1999 and 2000...............................................      1

         Consolidated Balance Sheets - December 31, 1999 and
          March 31, 2000..............................................................      2

         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1999 and 2000...............................................      3

         Notes to Consolidated Financial Statements...................................     4-5

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................................      6

     Item 3. Quantitative and Qualitative Disclosures about Market Risk...............      7

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K........................................      8

     SIGNATURES.......................................................................      9

     EXHIBIT INDEX....................................................................     10

     EXHIBITS  .......................................................................     11

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       -------------------------
                                                                         1999              2000
                                                                         ----              ----
Net revenues.........................................................  $ 61,472        $  54,180
Cost of sales........................................................    51,268           45,878
Selling, general and administrative expense..........................     4,047            4,185
                                                                       --------        ---------
Operating profit.....................................................     6,157            4,117
Interest expense.....................................................     2,526            3,881
Interest income......................................................       280              306
Other expense, net...................................................        15               11
                                                                       --------        ---------
Income before income taxes and minority interest.....................     3,896              531
Minority interest....................................................     2,587            3,051
                                                                       --------        ---------
Income (loss) before income taxes....................................     1,309           (2,520)
Income tax provision (benefit).......................................       330           (1,264)
                                                                       --------        ---------
           Net income (loss).......................................    $    979        $  (1,256)
                                                                       ========        =========




        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            DECEMBER 31,   MARCH 31,
                                     ASSETS                                                     1999         2000
                                                                                                ----         ----
                                                                                                          (UNAUDITED)
Current assets:
       Cash and cash equivalents...................................................           $  24,688    $  26,233
       Receivables, net............................................................              57,970       54,148
       Inventories.................................................................              25,291       26,089
       Deferred income taxes.......................................................               6,089        6,089
       Other current assets........................................................               4,816        7,061
                                                                                              ---------    ---------
          Total current assets.....................................................             118,854      119,620
Property, plant and equipment, net.................................................             150,038      149,590
Other assets                                                                                     22,322       22,918
                                                                                              ---------    ---------
          Total assets.............................................................           $ 291,214    $ 292,128
                                                                                              =========    =========

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable.............................................................           $  27,625    $  25,677
      Accrued liabilities..........................................................              31,778       32,616
                                                                                              ---------    ---------
          Total current liabilities................................................              59,403       58,293
Long-term debt.....................................................................             150,919      150,845
Other liabilities..................................................................              87,557       88,337
                                                                                              ---------    ---------
          Total liabilities........................................................             297,879      297,475
Minority interest..................................................................              42,079       44,684
                                                                                              ---------    ---------
Equity (deficit):
      Common Stock, $0.1 par value; authorized 1,000 shares; issued 1,000 shares
         at March 31, 2000.........................................................                  --           --
      Capital deficit..............................................................             (53,940)     (53,885)
      Accumulated other comprehensive income.......................................                  36          (50)
      Retained earnings............................................................               5,160        3,904
                                                                                             ----------    ---------
          Total equity (deficit) ..................................................             (48,744)     (50,031)
                                                                                             ----------    ---------
          Total liabilities and equity (deficit)...................................          $  291,214    $ 292,128
                                                                                             ==========    =========




        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 ---------------------
                                                                                   1999          2000
                                                                                   ----          ----
Cash flows from operating activities:
       Net income (loss).....................................................   $    979    $ (1,256)
       Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization.......................................      4,243       4,976
         Decrease in receivables.............................................        271       3,822
         Decrease (increase) in inventories..................................      3,259        (798)
         Increase (decrease) in accounts payable.............................      1,558      (1,948)
         Increase in accrued liabilities.....................................        619         838
         Increase in other liabilities and assets, net.......................       (490)     (2,320)
         Increase (decrease) in minority interest............................      1,661       2,605
                                                                                --------    --------
             Net cash provided by operating activities.......................     12,100       5,919
                                                                                --------    --------
Cash flows from investing activities:
       Capital expenditures..................................................     (3,254)     (4,429)
                                                                                --------    --------
             Net cash used for investing activities..........................     (3,254)     (4,429)
                                                                                --------    --------
Cash flows from financing activities:
       Net transactions with The General Chemical Group Inc..................     (8,351)         --
       Other financing activities............................................       (373)         55
                                                                                --------    --------
             Net cash (used for) provided by financing activities............     (8,724)         55
                                                                                --------    --------
Increase in cash and cash equivalents........................................        122       1,545
Cash and cash equivalents at beginning of period.............................      1,127      24,688
                                                                                --------    --------
Cash and cash equivalents at end of period...................................   $  1,249    $ 26,233
                                                                                ========    ========
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Interest............................................................               $  1,616
         Taxes ..............................................................               $     --







        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

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

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in the Form 10-K.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains and (losses). Total comprehensive income
(loss) for the three months ended March 31, 1999 and 2000 was $1,901 and ($1,340), respectively.

NOTE 3 - ADDITIONAL FINANCIAL INFORMATION

         The components of inventories were as follows:

                                                                       DECEMBER 31,    MARCH 31,
                                                                           1999          2000
                                                                           ----          ----
               Raw materials......................................      $   3,603     $  1,978
               Work in process....................................          1,301        3,218
               Finished products..................................         12,704       12,756
               Supplies and containers............................          7,683        8,137
                                                                        ---------     --------
                                                                        $  25,291     $ 26,089
                                                                        =========     ========

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONCLUDED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. GCG's management fee is $146 and $386 for the three months ended March 31, 1999 and 2000, respectively.

TRANSITION SUPPORT AGREEMENT

         GCG and GenTek have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the three months ended March 31, 2000, GenTek charged GCG $477 related to these transition agreements.

OTHER TRANSACTIONS

         The Company continues to supply soda ash to GenTek. For the three months ended March 31, 1999 and 2000, sales to GenTek amounted to $1,109 and $1,183, respectively.

NOTE 5 - GEOGRAPHIC INFORMATION

                                                       TOTAL REVENUES          OPERATING PROFIT
                                                          MARCH 31,                MARCH 31,
                                                          --------                 ---------
                                                      1999       2000         1999        2000
                                                      ----        ----        ----        ----
     United States.............................     $ 47,337   $ 47,360     $ 5,664     $  5,985
     Foreign  .................................       21,933     14,080         493      (1,868)
     Elimination ..............................      (7,798)    (7,260)          --           --
                                                    --------   --------     -------     --------
                                                    $ 61,472   $ 54,180     $ 6,157     $  4,117
                                                    ========   ========     =======     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include those discussed in the section entitled 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements' contained in the Company's Form 10-K for the year ended December 31, 1999.

Financial Condition
-------------------

March 31, 2000 Compared with December 31, 1999
----------------------------------------------

         Cash and cash equivalents were $26.2 million at March 31, 2000 compared with $24.7 million at December 31, 1999. During the first three months of 2000, the Company generated cash flow from operating activities of $5.9 million, and used cash of $4.4 million for capital expenditures.

         The Company had working capital of $61.3 million at March 31, 2000 as compared with $59.5 million at December 31, 1999. This increase in working capital principally reflects higher cash balances and other current assets partially offset by lower receivables.

Results of Operations
---------------------

March 31, 2000 Compared with March 31, 1999
-------------------------------------------

         Net revenues for the three month period ended March 31, 2000 decreased $7.3 million to $54.2 million from $61.5 million in the comparable prior year period. Net revenues were negatively affected by lower calcium chloride volumes due to the warm winter weather as well as lower soda ash prices.

         Gross profit for the three month period ended March 31, 2000 decreased $1.9 million to $8.3 million from $10.2 million in the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended March 31, 2000 decreased to 15 percent from 17 percent for the same period in 1999. These decreases were primarily due to the above-mentioned lower calcium chloride volumes and lower soda ash prices, partially offset by lower operating costs.

         Selling, general and administrative expense as a percentage of net revenues for the three month period ended March 31, 2000 increased to 8 percent from 7 percent for the same period in 1999, primarily due to the decrease in net revenues.

         Interest expense for the three month period ended March 31, 2000 increased $1.4 million to $3.9 million, from $2.5 million in the comparable prior year period. The increase is a result of the issuance of the Senior Subordinated Notes and borrowings under the Credit Facility.

         Minority interest for the three month period ended March 31, 2000 increased $0.5 million to $3.1 million from $2.6 million in the comparable prior year period. The increase reflects higher earnings due to reductions in operating costs, partially offset by lower soda ash prices at General Chemical (Soda Ash) Partners.

         Net loss was ($1.3) million for the three month period ended March 31, 2000, versus net income of $1.0 million for the comparable period in 1999, for the foregoing reasons, net of available income tax benefits.

ITEM 3. QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                      GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                      -----------------------------------------
                                                      Registrant


Date     May 12, 2000                      /s/ De Lyle W. Bloomquist
         ---------------------------       -------------------------
                                           DE LYLE W. BLOOMQUIST

                                           President and Chief Executive Officer
                                           (Principal Executive Officer) and Director

Date     May 12, 2000                      /s/ David S. Graziosi
         ---------------------------       -----------------------------------------
                                           DAVID S. GRAZIOSI
                                           Vice President-Finance
                                           (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                                 DESCRIPTION                           PAGE
-----------                                 -----------                           ----
27    Financial Data Schedule.....................................................  11