Form 10-Q
period 2000-06-30
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2000-08-11
CIK 1088382

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    (Mark One)

         X                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    -----------
                              OF THE SECURITIES EXCHANGE ACT OF 1934
                           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                OR
                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----------
                              OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX


                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          And Six Months Ended June 30, 1999 and 2000...........................    1

         Consolidated Balance Sheets - December 31, 1999 and
          June 30, 2000.........................................................    2

         Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1999 and 2000..........................................    3

         Notes to Consolidated Financial Statements.............................   4-5

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................   6-7

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K..................................    7

     SIGNATURES.................................................................    8

     EXHIBIT INDEX..............................................................    9

     EXHIBITS  .................................................................   10

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                             --------------------      ------------------------
                                                               1999        2000            1999        2000
                                                               ----        ----            ----        ----
Net revenues..............................................   $69,165      $65,774      $130,637       $119,954
Cost of sales.............................................    53,922       56,624       105,226        102,502
Selling, general and administrative expense...............     6,242        4,070        10,257          8,255
                                                             -------      -------      --------       --------
Operating profit..........................................     9,001        5,080        15,154          9,197
Interest expense..........................................     3,433        3,892         6,102          7,773
Interest income...........................................       284          238           581            544
Other (income) expense, net...............................       (34)          61          (149)            72
                                                             -------      -------      --------       --------
Income before income taxes and minority interest..........     5,886        1,365         9,782          1,896
Minority interest.........................................     2,920        2,375         5,507          5,426
                                                             -------      -------      --------       --------
Income (loss) before income taxes.........................     2,966       (1,010)        4,275         (3,530)
Income tax provision (benefit)............................       671       (1,195)        1,001         (2,459)
                                                             -------      -------      --------       --------
           Net income (loss)..............................   $ 2,295      $   185      $  3,274       $ (1,071)
                                                             =======      =======      ========       ========



        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS

                                                                                  DECEMBER 31,     JUNE 30,
                                                                                     1999            2000
                                                                                     ----            ----
                                                                                                 (UNAUDITED)
Current assets:
       Cash and cash equivalents...........................................     $     24,688    $     17,278
       Receivables, net....................................................           57,970          63,827
       Inventories.........................................................           25,291          23,169
       Deferred income taxes...............................................            6,089           6,074
       Other current assets................................................            4,816           9,768
                                                                                ------------    ------------
          Total current assets.............................................          118,854         120,116
Property, plant and equipment, net.........................................          150,038         145,872
Other assets                                                                          22,322          22,013
                                                                                ------------    ------------
          Total assets.....................................................     $    291,214    $    288,001
                                                                                ============    ============

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable.....................................................     $     27,625    $     29,554
      Accrued liabilities..................................................           31,778          29,034
                                                                                ------------    ------------
          Total current liabilities........................................           59,403          58,588
Long-term debt.............................................................          150,919         149,920
Other liabilities..........................................................           87,557          88,471
                                                                                ------------    ------------
          Total liabilities................................................          297,879         296,979
Minority interest..........................................................           42,079          41,010
                                                                                ------------    ------------
Equity (Deficit):
      Common Stock, $.01 par value; authorized 1,000 shares; issued:
        1,000 shares at December 31, 1999 and June 30, 2000, respectively..               --              --
      Capital deficit......................................................          (53,940)        (53,895)
      Accumulated other comprehensive income...............................               36            (182)
      Retained earnings....................................................            5,160           4,089
      Total equity (deficit)...............................................          (48,744)        (49,988)
                                                                                ------------    ------------
          Total liabilities and equity (deficit)...........................     $    291,214    $    288,001
                                                                                ============    ============


        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                        1999            2000
                                                                                        ----            ----
Cash flows from operating activities:
       Net income (loss) .......................................................   $   3,274          $(1,071)
       Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
         Depreciation and amortization .........................................       8,570            9,741
         Increase in receivables ...............................................      (7,514)          (5,857)
         Decrease in inventories ...............................................       4,122            2,122
         Increase  in accounts payable .........................................       5,705            1,929
         Increase (decrease) in accrued liabilities ............................       4,863           (2,744)
         Decrease in income taxes payable ......................................      (1,988)              --
         Decrease in other liabilities and assets, net .........................      (5,955)          (4,252)
         Decrease in minority interest .........................................      (3,436)          (1,069)
                                                                                   ---------          -------
             Net cash provided (used) by operating activities ..................       7,641           (1,201)
                                                                                   ---------          -------
Cash flows from investing activities:
       Capital expenditures ....................................................      (9,346)          (6,254)
                                                                                   ---------          -------
             Net cash used for investing activities ............................      (9,346)          (6,254)
                                                                                   ---------          -------
Cash flows from financing activities:
       Net transactions with GenTek ............................................    (117,854)              --
       Proceeds from long-term debt ............................................     145,439               --
       Other financing activities ..............................................        (444)              45
                                                                                   ---------          -------
             Net cash provided by financing activities .........................      27,141               45
                                                                                   ---------          -------
Increase (decrease) in cash and cash equivalents ...............................      25,436           (7,410)
Cash and cash equivalents at beginning of period ...............................       1,127           24,688
                                                                                   ---------          -------
Cash and cash equivalents at end of period .....................................   $  26,563          $17,278
                                                                                   =========          =======

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Interest ..............................................................   $     310          $ 7,361


        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in the Form 10-K.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance related to revenue recognition based on interpretation and practices followed by the SEC. SAB 101 is effective for the Company during the fourth fiscal quarter of the current year. The Company does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial condition or cash flows.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains and (losses). Total comprehensive income
(loss) for the six months ended June 30, 1999 and 2000 was $3,301 and $(1,289), respectively.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 3 - ADDITIONAL FINANCIAL INFORMATION

       The components of inventories were as follows:                     DECEMBER 31,       JUNE 30,
                                                                              1999             2000
                                                                              ----             ----
                                                                                            (UNAUDITED)
               Raw materials......................................      $       3,603     $     2,469
               Work in process....................................              1,301           2,404
               Finished products..................................             12,704           9,856
               Supplies and containers............................              7,683           8,440
                                                                        -------------     -----------
                                                                        $      25,291     $    23,169
                                                                        =============     ===========

NOTE 4 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         GCG is party to a management agreement with Latona Associates (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. The Company's share of this management fee is $738 and $773 for the six months ended June 30, 1999 and 2000, respectively.

TRANSITION SUPPORT AGREEMENT

         GCG and GenTek have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the six-months ended June 30, 1999 and 2000, the Company paid GenTek $618 and $900 related to these transition agreements.

OTHER TRANSACTIONS

         The Company supplies soda ash to GenTek. For the six months ended June 30, 1999 and 2000, sales to GenTek amounted to $5,106 and $2,422, respectively.

NOTE 5 - GEOGRAPHIC INFORMATION

                                                         TOTAL REVENUES                 OPERATING PROFIT
                                                            JUNE 30,                         JUNE 30,
                                                           --------                         --------
                                                      1999           2000            1999           2000
                                                      ----           ----            ----           ----
     United States.............................     $ 93,312       $ 89,479        $ 9,391        $10,174
     Foreign  .................................       51,790         46,434          5,838           (977)
     Elimination ..............................      (14,465)       (15,959)           (75)            --
                                                    --------       --------        -------        -------
                                                    $130,637       $119,954        $15,154        $ 9,197
                                                    ========       ========        =======        =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

June 30, 2000 Compared with December 31, 1999


Financial Condition

         Cash and cash equivalents were $17.3 million at June 30, 2000 compared with $24.7 million at December 31, 1999. During the first six months of 2000, the Company used cash flow from operating activities of $1.2 million, and used cash of $6.3 million for capital expenditures.

         The Company had working capital of $61.5 million at June 30, 2000 as compared with $59.5 million at December 31, 1999. The increase in working capital principally reflects higher receivables and other current assets partially offset by lower cash and inventory balances.

Results of Operations

June 30, 2000 Compared with December 31, 1999

         Net revenues for the three and six month periods ended June 30, 2000 decreased 4.9 percent and 8.1 percent to $65.8 million and $120.0 million, respectively, from $69.2 million and $130.6 million for the comparable prior year periods. Net revenues were negatively affected by lower calcium chloride volumes due to warm winter weather and wet spring weather as well as lower soda ash prices.

         Gross profit for the three month period ended June 30, 2000 decreased $6.0 million to $9.2 million from $15.2 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three-month period ended June 30, 2000 decreased to 14.0 percent from 22.0 percent for the same period in 1999. Gross profit for the six- month period ended June 30, 2000 decreased $7.9 million to $17.5 million from $25.4 million for the comparable prior year period. Gross profit as a percentage of net revenues for the six-month period ended June 30, 2000 decreased to 14.6 percent from 19.5 percent for the same period in 1999. These decreases were primarily due to the above-mentioned decrease in net revenues as well as higher energy costs.

         Selling, general and administrative expense decreased $2.2 million and $2.0 million for the three and six month periods ended June 30, 2000 as compared to the prior period principally due to the $1.9 million one-time charge related to the Spinoff in the second quarter of 1999. Selling, general and administrative as a percentage of net revenues for the three and six month period ended June 30, 2000 and 1999 decreased to 6.2 percent from 9.0 percent and to 6.9 percent from 7.9 percent primarily due to the above-mentioned one-time charge.

         Interest expense for the three and six month periods ended June 30, 2000 was $3.9 million and $7.8 million, which was $0.5 million and $1.7 million higher, respectively, than the comparable prior period levels as a result of the issuance of the Senior Subordinated Notes and borrowings under the Credit Facility.

         Minority interest for the three and six month periods ended June 30, 2000 was $2.4 million and $5.4 million, respectively, versus $2.9 million and $5.5 million for the same period in 1999. The decreases in both periods reflect lower earnings due to lower soda ash pricing of General Chemical (Soda Ash) Partners.

         Net income (loss) was $0.2 million and ($1.1) million for the three and six-month periods ended June 30, 2000, respectively, versus net income of $2.3 million and $3.3 million for the comparable prior year periods, for the foregoing reasons, net of available income tax benefits.

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



                               GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                               Registrant



Date     August 11, 2000        /s/ De Lyle W. Bloomquist
         ---------------            -------------------------------------------
                                    DE LYLE W. BLOOMQUIST
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director



Date     August 11, 2000        /s/ David S. Graziosi
         ---------------            -------------------------------------------
                                    DAVID S. GRAZIOSI
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.                                 DESCRIPTION                                  PAGE
-----------                                 -----------                                  ----


27           Financial Data Schedule..................................................    10