Form 10-Q
period 2000-09-30
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2000-11-14
CIK 1088382

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    (Mark One)

         X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -------            OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                          OR
      -------       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

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

===============================================================================

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC

                                                                                PAGE NO.
                                                                                --------
PART I. FINANCIAL INFORMATION:
   Item 1.  Financial Statements

     Consolidated Statements of Operations - Three Months
     And Nine Months Ended September 30, 1999 and 2000..........................    1

     Consolidated Balance Sheets - December 31, 1999 and
     September 30, 2000.........................................................    2

     Consolidated Statements of Cash Flows - Nine Months
     Ended September 30, 1999 and 2000..........................................    3

     Notes to Consolidated Financial Statements.................................   4-6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................    7

PART II. OTHER INFORMATION:

   Item 6.  Exhibits............................................................    8

   SIGNATURES...................................................................    9

   EXHIBIT INDEX................................................................   10

   EXHIBITS.....................................................................   11

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                ------------------         ------------------
                                                                  1999         2000          1999        2000
                                                                  ----         ----          ----        ----
Net revenues..............................................    $ 64,117    $  61,079      $194,755     $181,033
Cost of sales.............................................      51,715       51,284       156,905      153,786
Selling, general and administrative expense...............       4,352        4,468        14,647       12,723
                                                              --------    ---------      --------     --------
Operating profit..........................................       8,050        5,327        23,203       14,524
Interest expense..........................................       3,826        3,977         9,764       11,750
Gain on sale of assets....................................          --        7,699            --        7,699
Interest income...........................................         442          289           859          833
Other (income) expense, net...............................           3          (48)         (147)          24
                                                              --------    ---------      --------     --------
Income before income taxes and minority interest..........       4,663        9,386        14,445       11,282
Minority interest.........................................       3,484        4,096         8,992        9,522
                                                              --------    ---------      --------     --------
Income before income taxes................................       1,179        5,290         5,453        1,760
Income tax provision (benefit)............................          65        2,027         1,066         (432)
                                                              --------    ---------      --------     --------
           Net income.....................................    $  1,114    $   3,263      $  4,387     $  2,192
                                                              ========    =========      ========     ========




        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                     ASSETS

                                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                                          1999             2000
                                                                                          ----             ----
                                                                                                       (UNAUDITED)
Current assets:
       Cash and cash equivalents................................................     $     24,688    $     29,349
       Receivables, net.........................................................           57,970          58,228
       Inventories..............................................................           25,291          23,704
       Deferred income taxes....................................................            6,089           5,925
       Other current assets.....................................................            4,816           7,751
                                                                                     ------------    ------------
          Total current assets..................................................          118,854         124,957
Property, plant and equipment, net..............................................          150,038         145,808
Other assets....................................................................           22,322          21,756
                                                                                     ------------    ------------
          Total assets..........................................................     $    291,214    $    292,521
                                                                                     ============    ============

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable..........................................................     $     27,625    $     26,994
      Accrued liabilities.......................................................           31,778          30,649
                                                                                     ------------    ------------
          Total current liabilities.............................................           59,403          57,643
Long-term debt..................................................................          150,919         149,314
Other liabilities...............................................................           87,557          90,012
                                                                                     ------------    ------------
          Total liabilities.....................................................          297,879         296,969
Minority interest...............................................................           42,079          42,681
                                                                                     ------------    ------------
Equity (Deficit):
      Common Stock, $.01 par value; authorized 1,000
        shares; issued and outstanding: 1,000 shares at December 31, 1999
        and September 30, 2000, respectively....................................                -               -
      Capital deficit...........................................................          (53,940)        (54,105)
      Accumulated other comprehensive income....................................               36            (376)
      Retained earnings.........................................................            5,160           7,352
                                                                                     ------------    ------------
      Total equity (deficit)....................................................          (48,744)        (47,129)
                                                                                     ------------    ------------
          Total liabilities and equity (deficit)................................     $    291,214    $    292,521
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

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    ---------------------
                                                                                    1999             2000
                                                                                    ----             ----
Cash flows from operating activities:
    Net income ...........................................................      $    4,387      $    2,192
    Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization.......................................          12,821          14,504
      Gain on sale of assets..............................................              --          (7,699)
      Decrease (increase) in receivables..................................           2,842            (258)
      Decrease in inventories.............................................           4,311           1,587
      Increase (decrease) in accounts payable.............................           4,413            (631)
      Increase (decrease) in accrued liabilities.........................              916          (1,129)
      Decrease in other liabilities and assets, net.......................          (2,494)           (678)
      (Decrease) increase in minority interest............................          (1,695)            602
                                                                                ----------      ----------
          Net cash provided by operating activities.......................          25,501           8,490
                                                                                ----------      ----------
Cash flows from investing activities:
    Capital expenditures..................................................         (14,276)        (11,744)
    Proceeds from sale of assets..........................................              --           8,080
                                                                                ----------      ----------
          Net cash used for investing activities..........................         (14,276)         (3,664)
                                                                                ----------      ----------
Cash flows from financing activities:
    Net transactions with GenTek..........................................        (122,470)             --
    Proceeds from long-term debt..........................................         145,439              --
    Other financing activities............................................            (326)           (165)
                                                                                ----------      ----------
          Net cash provided by financing activities.......................          22,643            (165)
                                                                                ----------      ----------
Increase in cash and cash equivalents.....................................          33,868           4,661
Cash and cash equivalents at beginning of period..........................           1,127          24,688
                                                                                ----------      ----------
Cash and cash equivalents at end of period................................      $   34,995      $   29,349
                                                                                ==========      ==========

Supplemental disclosure of cash flow information:
       Cash paid during the period for:
         Interest.........................................................      $    1,127      $    8,438
         Taxes............................................................      $      330      $       --




        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

         The Company is a wholly-owned subsidiary of The General Chemical Group Inc ("GCG"). The Company was formed on April 30, 1999 as part of the separation by GCG of its Manufacturing and Performance Products business from its soda ash and calcium chloride business through a distribution of stock of GenTek Inc. ("GenTek") to stockholders of GCG (the "Spinoff"). In connection with the Spinoff, GCG transferred its soda ash and calcium chloride business to GCIP and transferred its Manufacturing and Performance Products business to GenTek, which at the time was a wholly-owned subsidiary of GCG, and then distributed the stock of GenTek to shareholders of GCG. On April 30, 1999, GCG and GenTek became separate publicly-traded companies on the New York Stock Exchange. GCG continues to trade using the GCG symbol. GCG owns and operates the Company, and GenTek owns and operates the businesses comprising the Manufacturing and Performance Products segments.

         The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in its Form 10-K.

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

         In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Financial Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133". This statement amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and for certain hedging activities. The Company plans to adopt SFAS 133 and SFAS 138 in the first quarter of fiscal 2001. The Company does not expect that the adoption of these pronouncements will have a material effect on its consolidated financial statements.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

NOTE 2 - COMPREHENSIVE INCOME

         Total comprehensive income is comprised of net income and foreign currency translation gains and (losses). Total comprehensive income for the nine months ended September 30, 1999 and 2000 was $4,369 and $1,780, respectively.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 3 - ADDITIONAL FINANCIAL INFORMATION

       The components of inventories were as follows:                DECEMBER 31,     SEPTEMBER 30,
                                                                        1999              2000
                                                                        ----              ----
                                                                                       (UNAUDITED)
           Raw materials......................................      $       3,603     $     3,182
           Work in process....................................              1,301           2,931
           Finished products..................................             12,704           9,134
           Supplies and containers............................              7,683           8,457
                                                                    -------------     -----------
                                                                    $      25,291     $    23,704
                                                                    =============     ===========

NOTE 4 - SALE OF ASSETS

         In the third quarter of 2000, the Company sold a quarry at its Amherstburg, Ontario location for $8.1 million, resulting in a pretax gain of $7.7 million.

NOTE 5 - RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

         The Company is party to a management agreement with Latona Associates (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $1,113 and $1,161 for the nine months ended September 30, 1999 and 2000, respectively.

TRANSITION SUPPORT AGREEMENT

         The Company and GenTek have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the nine months ended September 30, 1999 and 2000, the Company paid GenTek $1,534 and $1,296, respectively, related to these transition agreements.

OTHER TRANSACTIONS

         The Company supplies soda ash to GenTek. For the nine months ended September 30, 1999 and 2000, sales to GenTek amounted to $10,045 and $3,390, respectively.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 6 - GEOGRAPHIC INFORMATION

                                                                                                            DEPRECIATION AND
                        TOTAL REVENUES               OPERATING PROFIT          CAPITAL EXPENDITURES           AMORTIZATION
                         SEPTEMBER 30,                 SEPTEMBER 30,                SEPTEMBER 30,             SEPTEMBER 30,
                      1999           2000           1999           2000          1999          2000         1999         2000
                      ----           ----           ----           ----          ----          ----         ----         ----
  United States...$   139,831    $   135,401    $    15,906   $    17,841     $    9,009   $    9,803    $    9,682   $   10,810
  Foreign  .......     76,485         69,456          7,511        (3,317)         5,267        1,941         3,139        3,694
  Elimination ....    (21,561)       (23,824)          (214)          --             --           --            --           --
                  -----------    -----------    -----------   -----------     ----------   ----------    ----------   ----------
                  $   194,755    $   181,033    $    23,203   $    14,524     $   14,276   $   11,744    $   12,821   $   14,504
                  ===========    ===========    ===========   ===========     ==========   ==========    ==========   ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

September 30, 2000 Compared with December 31, 1999


Financial Condition

         Cash and cash equivalents were $29.4 million at September 30, 2000 compared with $24.7 million at December 31, 1999. During the first nine months of 2000, the Company generated cash flow from operating activities of $8.5 million, and used cash of $3.7 million for investing activities.

         The Company had working capital of $67.3 million at September 30, 2000 as compared with $59.5 million at December 31, 1999. The increase in working capital principally reflects higher cash and other current assets in addition to lower accounts payable and accrued liabilities.

         The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest and principal payment obligations. The Company's ability to satisfy its liquidity needs is dependent on its financial performance, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control (such as soda ash prices and energy prices). The Company believes that its existing cash balance and cash flow generated from operations are sufficient to satisfy its current working capital, capital expenditure and debt service requirements for the coming year. In the event the Company proposes to undertake any acquisition, restructuring of its operations or extraordinary capital expenditure, the Company may need additional cash and cannot give any assurance that its existing capital resources (including credit facilities) will be available or adequate.

Results of Operations

September 30, 2000 Compared with December 31, 1999

         Net revenues for the three and nine month periods ended September 30, 2000 decreased 4.7 percent and 7.1 percent to $61.1 million and $181.0 million, respectively, from $64.1 million and $194.8 million for the comparable prior year periods. Net revenues were negatively affected by lower calcium chloride volumes due to warm winter weather and wet spring and summer weather as well as lower soda ash prices.

         Gross profit for the three month period ended September 30, 2000 decreased $2.6 million to $9.8 million from $12.4 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three-month period ended September 30, 2000 decreased to 16.0 percent from 19.3 percent for the same period in 1999. Gross profit for the nine month period ended September 30, 2000 decreased $10.6 million to $27.3 million from $37.9 million for the comparable prior year period. Gross profit as a percentage of net revenues for the nine month period ended September 30, 2000 decreased to
15.1 percent from 19.5 percent for the same period in 1999. These decreases were primarily due to the above-mentioned decrease in net revenues as well as higher energy costs.

         Selling, general and administrative expense increased $0.1 million and decreased $1.9 million for the three and nine month periods ended September 30, 2000 as compared to the prior period principally due to the $1.9 million one-time charge related to the Spinoff in the second quarter of 1999. Selling, general and administrative expense as a percentage of net revenues for the three month period ended September 30, 2000 and 1999 increased to 7.4 percent from 6.9 percent primarily due to the decrease in net revenues. Selling, general and administrative expense as a percentage of net revenues for the nine month period ended September 30, 2000 and 1999 decreased to 7.0 percent from 7.5 percent primarily due to the above-mentioned one-time charge.

         Interest expense for the three and nine month periods ended September 30, 2000 was $4.0 million and $11.8 million, which was $0.2 million and $2.0 million higher, respectively, than the comparable prior period levels as a result of the issuance of the 10 5/8% Senior Subordinated Notes in April 1999 and borrowings under the Credit Facility.

         Minority interest for the three and nine month periods ended September 30, 2000 was $4.1 million and $9.5 million, respectively, versus $3.5 million and $9.0 million for the same period in 1999. The increases in both periods reflect higher earnings due to reductions in operating costs, partially offset by lower soda ash pricing, at General Chemical (Soda Ash) Partners.

         Net income was $3.3 million and $2.2 million for the three and nine month periods ended September 30, 2000, respectively, versus net income of $1.1 million and $4.4 million for the comparable prior year periods, for the foregoing reasons, net of available income tax benefits.

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

(a) Exhibits:

     27.01 Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                                      Registrant


Date  November 14, 2000                /s/ De Lyle W. Bloomquist
      ---------------------------      --------------------------------------------
                                       DE LYLE W. BLOOMQUIST
                                       President and Chief Executive Officer
                                       (Principal Executive Officer) and Director



Date  November 14, 2000                /s/ David S. Graziosi
      ---------------------------      --------------------------------------------
                                       DAVID S. GRAZIOSI
                                       Vice President and Chief Financial Officer
                                       (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NO.                                 DESCRIPTION                           PAGE
-----------                                 -----------                           ----
27           Financial Data Schedule.............................................  11