Form 10-K405
period 2000-12-31
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2001-03-28
CIK 1088382

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-K

(MarkOne)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
|X|                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
|_|                  OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 1-13404

                               -------------------

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
             (Exact name of Registrant as specified in its charter)

                               -------------------

                Delaware                                        22-3649282
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

              Liberty Lane                                         03842
         Hampton, New Hampshire                                 (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (603) 929-2606

                               -------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |x|

      The number of outstanding shares of the Registrant's Common Stock as of March 1, 2001 was 1,000, all of which shares are owned by The General Chemical Group Inc. There is no market for the Registrant's Common Stock.

                      Documents Incorporated by Reference:

      The Proxy Statement of the Registrant's parent company, The General Chemical Group, Inc., for the Annual Meeting of Stockholders to be held on May 16, 2001 is incorporated by reference into Part III.

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

General

      General Chemical Industrial Products Inc. (the "Company" or "GCIP"), a wholly-owned subsidiary of The General Chemical Group Inc. ("General Chemical Group" or "GCG"), is a leading producer of soda ash and calcium chloride in North America. The Company's soda ash is used in the manufacture of glass, sodium, chemicals (such as baking soda), detergents, paper, textiles, food and many other familiar consumer products. The Company's calcium chloride is used primarily by highway and road maintenance organizations for dust control and roadbed stabilization during the summer and for de-icing roads and sidewalks during the winter.

      The Company was formed on April 30, 1999, when General Chemical Group completed the separation of its Manufacturing and Performance Products businesses from its soda ash and calcium chloride businesses through a spinoff (the "Spinoff"), which GCG effected by distributing the stock of GenTek Inc. ("GenTek"), its wholly-owned subsidiary, on a pro rata basis to its shareholders. As a result of the Spinoff, GenTek became a separate, publicly-traded company on the New York Stock Exchange (the "NYSE"). GCG continues to trade on the NYSE using the "GCG" symbol. In connection with the Spinoff, General Chemical Group transferred all of its soda ash and calcium chloride businesses to the Company. The Company is GCG's principal asset, and GCG owns all of the share capital of the Company.

      The Company produces natural soda ash from trona ore, the raw material precursor of soda ash, at its Green River, Wyoming facility, where it has access to the largest and most economically recoverable trona ore deposits in the world. The Company operates its Green River facility through General Chemical (Soda Ash) Partners ("GCSAP"), a partnership with subsidiaries of ACI International Limited and TOSOH Corporation. The Company owns a 51% equity interest and is the managing partner of this partnership. ACI International Limited is a subsidiary of Owens-Illinois, Inc., one of the world's largest consumers of soda ash. TOSOH Corporation is a major chemical company and a distributor of soda ash in Japan. The Company produces calcium chloride at its facilities in Amherstburg, Ontario, Canada and Manistee, Michigan.

      The Company has historically manufactured calcium chloride solely at its production facility in Amherstburg, Ontario, Canada. However, to expand its presence and product offerings in the calcium chloride market, the Company recently acquired a calcium chloride production facility in Manistee, Michigan from Ambar Chemical, Inc. and secured a brine feedstock source for its facilities in Amherstburg and Manistee. The Company's new dual-source calcium chloride production network further strengthens its position in the liquid and flake calcium chloride markets and enables the Company to offer new products, such as an anhydrous pellet, which is a preferred product form for some customers in the retail and industrial markets. In addition, the Company recently announced a proposed joint-venture with Tangshan Sanyo (Alkali) Group Ltd. to construct a calcium chloride production facility in China.

      On November 27, 2000, the Company announced that it intended to idle approximately 500,000 tons per year of synthetic soda ash production capacity at its Amherstburg, Ontario, Canada, and we expect to consummate idling this production capacity by approximately April 30, 2001. The Company will continue producing calcium chloride at Amherstburg. The capacity to be idled constitutes approximately 15% of the Company's total soda ash production capacity, and all of the Company's synthetic soda ash production capacity. The Company is idling this capacity because it requires substantially more resources - principally costly natural gas and necessary capital improvements - for the Company to manufacture synthetic soda ash at Amherstburg than to manufacture natural soda ash at its production facility in Green River, Wyoming. The Company will shift production from its relatively high-cost synthetic soda ash facility in Amherstburg to its lower-cost natural soda ash facility in Green River, thereby eliminating cash operating losses incurred in operating the Amherstburg facility and reducing its exposure to fluctuations in energy prices. The Company has the flexibility to resume its Amherstburg soda ash operations if market conditions dictate. Until such time, the Company will serve customers of its Amherstburg soda ash facility from its facility in Green River and, where appropriate, through resale arrangements with other soda ash producers.

The Soda Ash and Calcium Chloride Businesses

Soda Ash

      Soda ash is used in the manufacture of glass, sodium-based chemicals, detergents, paper and other consumer products. It is also used in water treatment, pulp and paper and other industrial end-use applications. Approximately one-half of global soda ash industry demand is attributable to glass production. The glass production market is comprised of manufacturers of bottles and other containers, commercial, residential and automobile windows, mirrors, fiberglass, television tubes, lighting ware, tableware, glassware and laboratory ware.

      The following table sets forth estimated global end-market soda ash consumption in 2000, by volume(1):

      Glass .................................................................51%
      Chemicals .............................................................26%
      Detergents ............................................................11%
      Water treatment and other .............................................12%

----------
(1)   Developed from industry sources.

      Management estimates the total annual world market for soda ash to be approximately 35 million tons. Management estimates that the Company accounted for approximately 7.8% of worldwide production in 2000. All of the soda ash produced in the United States is natural soda ash, while overseas manufacturers produce primarily synthetic soda ash. Production of natural soda ash, in which the Company specializes, requires significantly less energy and raw material than synthetic soda ash production, and as a result is a significantly less costly process. This cost differential allows the Company and other United States producers to competitively export significant volumes of natural soda ash to international markets. Management estimates that United States producers exported 4 million tons of soda ash in 2000. The United States producers export soda ash primarily through American Natural Soda Ash Company, the export cooperative of United States producers, which enhances the United States producers' low-cost position by leveraging the corporation's global sales and marketing operations and creating distribution economies of scale.

      Exports. Almost all of the soda ash produced outside the United States is synthetic soda ash, which involves significantly more energy, labor and raw materials than the natural refining process used in the United States and, as a result, its production cost is significantly more costly. The production cost differential between natural and synthetic soda ash is generally sufficient to offset the costs of transporting U.S. produced soda ash into export markets, allowing the U.S. producers of natural soda ash to compete in most geographic regions with local sources of synthetically produced soda ash.

      The Company, along with the other five U.S. producers of natural soda ash, is a member of American Natural Soda Ash Company ("ANSAC"), a soda ash export cooperative organized in 1984 under an exemption from U.S. antitrust laws provided under the Webb-Pommerene Act. Through this cooperative, all five U.S. producers export soda ash to all parts of the world except Canada and the members of the European Union, where ANSAC members export soda ash directly. The primary export markets served by ANSAC are Asia and Latin America, and to a lesser extent, the Middle East, Africa and Eastern Europe. Each individual member's allocation of ANSAC's volume is based on the member's total nameplate capacity, with any member's expansion phased-in over a multi-year period for allocation purposes. ANSAC is the exclusive distributor of the soda ash of its members; however, subject to certain limitations, members can distribute soda ash directly to their international affiliates for their own consumption. Certain countries have from time to time considered limiting or prohibiting sales of products through export cooperatives such as ANSAC on grounds that they are anticompetitive, though the Company is not aware of any pending or threatened activity in this regard that would be material to its business.

      Soda Ash Pricing and Capacity Utilization. The Company's principal product is soda ash, and market price of soda ash affects the profitability of the Company more than any other factor. The market price of soda ash fluctuates and in recent years has been negatively affected by factors beyond the Company's control, such as increases in energy and transportation costs, fluctuations in the global supply of soda ash, decreases in global demand for the consumer products that require soda ash for their manufacture and the availability and price of products that can be substituted for soda ash.

      Average United States soda ash prices have fallen over the past five years, from $83 per ton in 1996 to $66 per ton in 2000, primarily due to reduced demand and increases in production capacity, including capacity expansions from late 1996 to late 2000 of approximately 2.4 million tons, the entry of American Soda LLC into the market and reduced export demand resulting from the Asian economic crisis.

      The following chart indicates the average industry price of U.S. soda ash per ton and global capacity utilized during the period from 1990 to 2000.

                                               Average Price   U.S. Capacity
      Year                                       Per Ton(1)    Utilization(2)
      ----                                       ----------    --------------

      1990...............................             83             97
      1991...............................             84             91
      1992...............................             81             90
      1993...............................             74             88
      1994...............................             70             91
      1995...............................             74             90
      1996...............................             83             89
      1997...............................             77             91
      1998...............................             75             87
      1999...............................             69             87
      2000...............................             66             88(3)

----------
(1) Based on data from the U.S. Geological Survey (not adjusted for inflation), FOB production facility.
(2)   Based on 95 percent of nameplate capacity as reported by industry sources.
(3)   Company estimate.

      Soda Ash Capacity Expansions. From 1982 until 1999, no new natural soda ash plants were built in North America. In the fourth quarter of 2000, the American Soda LLC ("American Soda") plant, which solution mines nahcolite reserves in Rifle, Colorado, began operation. American Soda's management has estimated that the annual capacity of their facility will be 1,000,000 tons. Since 1982 and other than the American Soda facility, capacity expansion in the United States has taken place through expansion of existing facilities and improved operating efficiencies with such new natural soda ash capacity generally being offset by the closure of older, higher-cost synthetic soda ash plants outside the United States. Since 1982, announced synthetic soda ash plant closures have included IMC Global's 300,000 ton Matthes & Weber facility in Duisburg, Germany, Asahi Glass' 400,000 ton facility in Kitakyushu, Japan, and the Company's 500,000 ton facility in Amherstburg, Ontario, Canada.

      Regarding existing natural soda ash producers in North America, in late 1998 OCI Wyoming L.P. ("OCI") completed an 800,000 ton expansion of its Green River facility. However, after completion of the expansion, OCI "mothballed" 900,000 tons of previously constructed capacity at the facility due to current soda ash market conditions. During the fourth quarter of 1999, FMC Corporation ("FMC") announced it was reducing capacity at its Granger, Green River facility by 650,000 tons, despite the fact that it had completed a 700,000 ton expansion in 1999. In late 2000, Solvay Minerals completed a 400,000 ton expansion of its Green River facility.

Calcium Chloride

      Management estimates the annual production of calcium chloride in North America to be approximately 1,200,000 tons. The primary uses for the Company's calcium chloride--road maintenance and ice removal--are seasonal and weather dependent. During the summer, the Company's calcium chloride is used in liquid form on unpaved roads for dust control and roadbed stabilization. During the winter, the Company's calcium chloride is used in flake and liquid form for ice removal. The Company primarily markets its calcium chloride to highway and road maintenance organizations, as well as other industrial and governmental users. The Company has also begun to market a range of calcium chloride-based products for sidewalk and driveway de-icing applications through retail home improvement centers.

Competition

Soda Ash

      The worldwide soda ash industry is comprised of a number of domestic and international producers, some of which produce large volumes of soda ash in multiple geographic regions. Solvay S.A., with natural soda ash operations in the U.S. through its Solvay Minerals subsidiary, and multiple synthetic soda ash production facilities in Eastern and Western Europe, is the world's single largest producer of soda ash, with total estimated capacity of approximately 9.0 million tons. FMC's 1999 acquisition of Tg Soda Ash, Inc. increased FMC's combined total capacity to more than 4.8 million tons, of which
0.65 million tons are currently mothballed.

      Given the global nature of the soda ash industry and major soda ash consumers, the Company competes with both international and North American soda ash producers. The international soda ash producers include Brunner Mond plc, Penrice Soda Ash Products Pty Ltd. (currently owned by IMC Global), Solvay S.A. and various Eastern European and Asian producers.

      Soda Ash capacity outside of North America in 2000 was as follows:

                                                                Capacity in
      Region                                                Thousands of Tons(1)
      ------                                                --------------------
      EasternEurope ....................................            8,900
      Western Europe....................................            6,800
      China.............................................            8,000
      OtherAsian Countries..............................            5,000
      Rest of World.....................................            1,500
                                                                   ------
            Total capacity outside of North America.....           30,200
                                                                   ======

      ----------
      (1) Estimated in 2000 annual nameplate capacity; derived from industry sources.

      The Company's North American soda ash competitors are listed below:

                                                             2000 Annual
                                                           Nameplate Capacity
         Owner/Managing Partner              Location   in Thousands of Tons(1)
         ----------------------              --------   -----------------------
The General Chemical Group.............       Wyoming           2,800
                                          Amherstburg             500 (2)
                                                               ------
                                                                3,300
FMC Corporation........................       Wyoming           4,200 (3)
OCI Wyoming............................       Wyoming           2,350 (4)
Solvay Minerals........................       Wyoming           2,700
IMC Global (5).........................    California           1,500
American Soda (6)......................      Colorado           1,000
                                                               ------
   Total North American Capacity ......                        15,050
                                                               ======

----------
(1)   Estimated 2000 annual nameplate capacity; derived from industry sources.
(2)   Capacity to be mothballed by April 30, 2001.
(3)   Excludes 650,000 tons of mothballed capacity.
(4) Excludes 900,000 tons of mothballed capacity, but includes 800,000 tons of new capacity.
(5) Currently held by IMC Global through its wholly-owned subsidiary, North American Chemical Company.
(6) In its first partial year of operation (2000), American Soda produced approximately 20,000 tons.

      The soda ash industry also faces competitive pressures from the increased use of glass substitutes and recycled glass in the container industry. Container glass production is one of the principal end markets for soda ash. Competition from increased use of glass substitutes, such as plastic, and recycled glass in the container industry has had a negative effect on demand for soda ash. Demand for soda ash in the container industry has declined from approximately 2,300,000 tons in 1987 to approximately 1,800,000 tons in 2000. Management believes that the use of plastic containers will continue to impact negatively the growth in domestic demand for soda ash.

Calcium Chloride

      The Company is the largest producer of calcium chloride in Canada and the second largest producer of calcium chloride in North America. The Company's major competitors are The Dow Chemical Company, TETRA Technologies, Inc., and various local producers in Canada. In the United States, the Company is the third largest distributor of calcium chloride behind Dow Chemical and TETRA Technologies. With respect to capacity, the Company's Amherstburg and Manistee facilities have a combined 700,000 tons of capacity and it is estimated that Dow Chemical also has 700,000 tons of capacity. The next largest U.S. producer is TETRA Technologies, which operates four plants with estimated total capacity of 350,000 tons.

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

      The Company's estimated proven reserves within bed No. 17, which it is currently mining, consist of approximately 121 million tons of extractable ore. At the 2000 operating rate of 2.3 million tons of soda ash per year (4.3 million tons of trona ore), there is approximately a 29-year supply within bed No. 17. For the three years ended December 31, 2000, annual production of trona ore averaged approximately 4.3 million tons. In addition, the Company's estimated recoverable reserves contain three other major mineable trona beds containing approximately 410 million tons of extractable ore. These beds, which may require significant capital to access, will provide more than 129 years of added reserves based on current operating rates.

      At the Company's synthetic soda ash plant in Amherstburg, Ontario, Canada, which is to be idled by approximately April 30, 2001, the Company uses salt and limestone as its raw materials. Based on 2000 production levels, the Company has approximately 28 years of salt reserves. The Company purchases all of its limestone requirements under a long-term contract with a major limestone producer.

      The Company's Amherstburg, Ontario, Canada calcium chloride operations currently utilize a brine feedstock stream that is produced on-site as a byproduct of its soda ash operations. After the Company idles its Amherstburg soda ash operations, the Company will obtain its brine requirements for both Amherstburg, Ontario, Canada and Manistee, Michigan under supply contracts with third parties. If the Company's access to these brine sources is interrupted, and we are unable to secure alternative sources, its ability to manufacture calcium chloride at its Amherstburg and Manistee facilities would be hindered.

General Chemical (Soda Ash) Partners

      Since 1986, the Green River plant has been owned by GCSAP, a partnership of which the Company is the managing partner. The Company owns a 51 percent equity interest and ACI International Limited and TOSOH Corporation, through wholly owned subsidiaries, respectively, own 25 percent and 24 percent of the partnership's equity interests. ACI International Limited, a major world producer of container glass and a customer of GCSAP, is a wholly-owned subsidiary of Owens-Illinois, a worldwide producer of packaging materials. Management believes that Owens-Illinois and ACI International Limited as a combined entity represent one of the largest single purchasers of soda ash with annual domestic and international requirements of approximately 2 million tons. TOSOH Corporation is a leading chemical company and distributor of soda ash in the Japanese market whose operations previously included a 300,000 ton synthetic soda ash facility in Nanyo, Japan. In 1997, TOSOH Corporation closed its synthetic soda ash facility and began purchasing soda ash through ANSAC.

      The Company has been the managing partner of GCSAP since 1986, when the partnership was formed. As managing partner, the Company has had and will continue to have overall responsibility for management of the partnership, including with respect to all operational, sales, marketing and financial matters. However, certain significant actions of the partnership must be approved by a majority, or in certain instances, all of the partners. The partnership shall terminate on December 31, 2011, unless extended for an additional five years or unless the partners decide to terminate it at any time prior to such date.

      The partnership agreement requires the partnership to make quarterly cash distributions to each of the three partners. The partnership agreement also prohibits the partners from transferring their equity interests or withdrawing from the partnership without the consent of the other partners. The obligations of each partner are guaranteed by its parent. Pursuant to a guaranty agreement, each parent company has agreed to certain restrictions on its ability to sell the stock of its partner subsidiary. If the parent company of any partner proposes to transfer ownership of its partner subsidiary, the nontransferring parent companies may either: (1) acquire the transferred partner, or its partnership interest, pursuant to a right of first refusal; or (2) require the transferring parent company, or the proposed purchaser, to acquire the partnership interest held by their own partner subsidiaries.

      If one or both of the Company's partners in General Chemical (Soda Ash) Partners, Owens-Illinois, Inc. or TOSOH Corporation, were to seek to transfer its interest in General Chemical (Soda Ash) Partners and the Company did not or could not exercise its right of first refusal, one or more new partners could be admitted to the partnership. Any such new partner may have business or financial objectives for General Chemical (Soda Ash) Partners that are different from those of the Company.

Partnership with Church & Dwight

      GCSAP and Church & Dwight are partners in a partnership that owns trona reserves. Church & Dwight is a leading producer of sodium bicarbonate, commonly known as baking soda, sold under the Arm & Hammer(R) brand. The trona is mined and processed by GCSAP under a tolling agreement and all of the soda ash produced is purchased by Church & Dwight under a sales contract.

Seasonality and Backlogs

      Sales of soda ash are generally not seasonal, except for sales to the glass container industry, which increase significantly in the summer due to stronger beverage demand. Sales of calcium chloride are concentrated in late spring and summer for dust control and late fall and winter for de-icing. As a result, the Company's sales are generally lowest in the first quarter and highest in the second quarter.

      Due to the nature of our business, there are no significant backlogs.

Environmental Matters

      The Company's mining and production operations, which have been conducted at its Green River and Amherstburg sites for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S. and Canada. The Company has an established program to ensure that its facilities comply with environmental laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, or the discovery of additional or unknown environmental contamination, could require expenditures which might be material to the Company's results of operations or financial condition. For further discussion of the Company's efforts to comply with the environmental laws and regulations to which its operations are subject, as well as a discussion of potential liabilities known to the Company under such laws and regulations, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations Environmental Matters".

      GCG, as the former parent of GenTek, may under certain circumstances be found liable for obligations of GenTek related to the use or transport of hazardous substances or environmental contamination at facilities of GenTek for periods prior to the Spinoff. Although GenTek has agreed to indemnify and hold the Company harmless with respect to all such liabilities and to bear all of the Company expenses for defending any claims related to these matters, the Company's results of operations or financial condition could be materially adversely affected in the event GenTek is unable or unwilling to perform its indemnification obligations.

      On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ("EC"). The letter informed the Company that it faces an alleged violation of the Canadian Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceeded permitted levels. The Company believes that the idling of synthetic soda ash production capacity in 2001 will improve the quality of the effluent such that it will substantially comply with the Fisheries Act requirements and has discussed this matter with the EC. As a result, the EC has informally agreed to suspend further action on this matter pending completion of the idling of Amherstburg soda ash production. Because of the foregoing, the Company does not believe that any additional expenses and/or capital expenditures will be incurred in connection with this matter which would be material to the Company's results of operations and/or financial condition, although no assurances can be given.

Employees/Labor Relations

      As of December 31, 2000, the Company had 1,010 employees, 290 of whom were full-time salaried employees, 708 were full-time hourly employees and 12 were hourly employees working in nonunion facilities.

      Three union contracts, covering 708 employees at the Green River, Wyoming and Amherstburg, Ontario facilities, have durations of three years and were renewed during 1999.

      Set forth below is information with respect to each of the Company's executive officers and/or key employees.

      DeLyle W. Bloomquist, 42, is Vice President and Chief Operating Officer of GCG and Director and the President and Chief

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

      David S. Graziosi, 35, is Vice President - Finance of GCG and Vice President and Chief Financial Officer of the Company. Mr. Graziosi was the Director of Finance for GenTek, Inc. from August 1999 to February 2000. Mr. Graziosi held several financial management positions in Sun Chemical Group B.V. from August 1996 to August 1999. Between September 1994 and July 1996, he served as an Assistant Finance Director of Colgate-Palmolive Company in both the U.S. and South Africa.

Item 2. Properties

      The Company's headquarters is located in Hampton, New Hampshire. The locations and uses of major properties of the Company are as follows:

                       Location                    Use
                       --------                    ---
United States          Green River, Wyoming        Trona Mine and Manufacturing
                                                   Facility
                       Manistee, Michigan          Manufacturing Facility
                       * Hampton, New Hampshire    Headquarters
                       * Parsippany, New Jersey    Offices
Canada                 Amherstburg, Ontario        Manufacturing Facility
                       * Mississauga, Ontario      Offices
                       Brook, Ontario              Calcium Chloride Brine Fields

----------
*     Leased

Item 3. Legal Proceedings

      The Company from time to time becomes involved in claims, litigation, administrative proceedings and investigations relative to various matters. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations or financial condition. See also "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters".

Item 4. Submission of Matters to a Vote of Security Holders

      No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

      There is currently no market for the Company's Common Stock. As of March 1, 2001, GCG was the sole stockholder of the Company's Common Stock. The Company's credit agreement limits the ability of the Company to pay dividends.

      Refer to Item 5 of the General Chemical Group Inc.'s Annual Report on Form 10-K for discussion of GCG's NYSE listing.

Item 6. Selected Financial Data

      The following selected consolidated financial data of the Company have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements.

                                                                        Years Ended December 31,
                                                                        ------------------------
                                                         1996          1997       1998          1999           2000
                                                         ----          ----       ----          ----           ----
                                                             (Dollars in thousands, except per share data)
Statement of Operations Data:
  Net revenues ...................................   $333,835      $330,373   $303,624      $312,617       $296,522
  Operating profit (loss) ........................     77,924(1)     68,281     41,049(2)     30,607(3)     (46,352)(4)
  Minority interest ..............................     31,635        24,253     16,666        12,787         11,180
  Income (loss) before interest expense and income
  taxes ..........................................     46,963(1)     44,587     24,342(2)     19,117(3)     (49,017)(4)
  Net income (loss) ..............................     24,280(1)     22,264      9,424(2)      4,946(3)     (48,600)
Other Data:
  Capital expenditures ...........................   $ 34,934      $ 30,468   $ 18,498      $ 24,061       $ 20,836
  Depreciation and amortization ..................     15,646        16,798     16,999        17,801         19,148
  Ratio of earnings (losses) to fixed charges ....       4.9x          4.3x       2.8x          2.1x         (1.7x)
Balance Sheet Data (at end of period):
  Cash, cash equivalents and
    short-term investments .......................   $  1,609      $  1,352   $  1,127      $ 24,688       $ 18,419
  Total assets ...................................    241,086       262,175    248,714       291,214        248,552
  Long-term debt .................................         --            --         --       150,919        149,314
  Total equity (deficit) .........................     62,795        85,505     75,292       (48,744)       (98,862)

----------

(1) Includes a one-time charge of $5.7 million ($3.5 million after tax) due primarily to awards made under the restricted unit plan.
(2) Includes incremental accruals of $2.3 million ($1.4 million after tax) principally related to cost of sales ($.9 million) for the reclamation of brine wells and selling, general and administrative expense ($1.4 million) primarily due to product delivery litigation.
(3) Includes a one-time charge of $1.9 million ($1.2 million after tax) related to the Spinoff.
(4) Includes a one-time gain on the sale of assets of $7.7 million ($6.3 million after tax) and a restructuring charge of $59.8 million ($46.5 million after tax).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a leading global producer of soda ash and North American producer of calcium chloride. The Company produces natural soda ash at its facility in Green River, Wyoming, and calcium chloride at its facilities in Amherstburg, Ontario and Manistee, Michigan. The Company's soda ash is used in the manufacture of glass, sodium, chemicals (such as baking soda), detergents, paper, textiles, food and many other familiar consumer products. The Company's calcium chloride is used primarily by highway and road maintenance organizations for dust control and roadbed stabilization during the summer and for de-icing roads and sidewalks during the winter.

      The Company's Green River facility, including the facilities and leases for mining trona ore, is owned and operated through General Chemical (Soda Ash) Partners, a partnership in which GCG owns a 51 percent partnership interest and of which GCG is the managing partner. See "Item 1 -- Business -- General Chemical (Soda Ash) Partners".

      The Company's principal product is soda ash, and the profitability of its operations is affected by the market price of soda ash more than any other factor. For a discussion of factors affecting the prices of and demand for soda ash, see "Item 1 - Business." Average United States soda ash prices have fallen over the past five years, from $83 per ton in 1996 to $66 per ton in 2000, due to reduced demand and increases in production capacity. Average U.S. soda ash prices were $75 in 1998, $69 in 1999 and $66 in 2000. These price fluctuations, along with unusually high energy prices and concomitantly high transportation costs, have negatively impacted the Company's profitability in recent years.

      On November 27, 2000, the Company announced that it intends to idle approximately 500,000 tons per year of synthetic soda ash production capacity at its Amherstburg, Ontario, Canada, and we expect to consummate idling this production capacity by approximately April 30, 2001. The capacity to be idled constitutes approximately 15% of the Company's total soda ash production capacity, and all of its synthetic soda ash production capacity. The Company will continue producing calcium chloride at Amherstburg. The Company recorded a pre-tax charge of approximately $59.8 million in the fourth quarter of 2000 in connection with the idling of its Amherstburg synthetic soda ash capacity. This charge included a $43.5 million non-cash write-down of the value of the idled plant assets, as well as severance and other cash charges of approximately $16.3 million.

      Because the Company did not operate as a separate, stand-alone entity until April 30, 1999 (the date of the Spinoff of GenTek), the Company might have recorded different results had it operated independently of the manufacturing and performance products businesses operated by GenTek. Therefore, the financial information for periods prior to the Spinoff date are not necessarily indicative of the results of operations or financial position that would have resulted if the Company had been a separate, stand-alone entity during all of the periods shown, or of the Company's future performance as a separate, stand-alone entity.

      The Financial Statements of the Company for periods prior to April 30, 1999 include an allocation of certain assets, liabilities and expenses from GenTek. In the opinion of management, expenses have been allocated to the Company's businesses on a reasonable and consistent basis using management's estimate of services provided to the Company. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the Company been operated as a separate, stand-alone entity during the periods presented or incurred after the Spinoff. For further information on the basis of presentation of the historical financial data of the Company, see "Item 8 -- Financial Statements and Supplementary Data -- Summary of Significant Accounting Policies".

      This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the respective notes thereto included in
Item 8.

Results of Operations

      The following table sets forth statement of operations data for each of the three years ended December 31, 1998, 1999 and 2000 and the corresponding percentage of the net revenues for the relevant periods presented.

                                                              Years Ended December 31,
                                                              ------------------------
                                                    1998               1999               2000
                                                    ----               ----               ----
                                                               (Dollars in millions)
Net revenues ..............................   $303.6       100%  $312.6       100%  $296.5        100%
Gross profit ..............................     59.1(1)     19     49.7        16     30.4         10
Selling, general and administrative expense     18.1(1)      6     19.0(2)      6     17.0          6
Restructuring charge ......................       --        --       --        --     59.8         20
Operating profit (loss) ...................     41.0(1)     14     30.6(2)     10    (46.4)(3)     16
Interest expense ..........................     11.7         4     13.7         4     15.9          5
Minority interest .........................     16.7         6     12.8         4     11.2          4
Net income (loss) .........................      9.4(1)      3      4.9(2)      2    (48.6)(3)     16


----------
(1) Includes incremental accruals of $2.3 million ($1.4 million after tax) principally related to environmental spending and litigation.
(2) Includes a one-time charge of $1.9 million ($1.2 million after tax) principally related to the Spinoff.
(3) Includes a one-time gain on the sale of assets of $7.7 million ($6.3 million after tax), and restructuring charge of $59.8 million ($46.5 million after tax).

2000 as Compared with 1999

      Net revenues for 2000 were $296.5 million, which was $16.1 million, or 5.2 percent below the prior year level. Net revenues were negatively affected by lower soda ash prices as well as lower calcium chloride volumes due to warm winter weather and wet spring and summer weather.

      Gross profit for 2000 was $30.4 million compared with $49.7 million in 1999. Gross profit as a percentage of net revenues for 2000 decreased to 10.3 percent from 15.9 percent for 1999. These decreases were primarily due to the above-mentioned decrease in net revenues as well as higher energy costs.

      Selling, general and administrative expense as a percentage of net revenues for 2000 was unchanged from 1999 at 6.0 percent.

      Restructuring charge of $59.8 million in 2000 was due to the idling of synthetic soda ash production capacity in Amherstburg, Ontario, Canada. This results in the writedown of long-lived assets and workforce reductions of approximately 250 hourly and salary employees. The Company is idling this capacity because it requires substantially more resources - principally costly natural gas and necessary capital improvements - for the Company to manufacture synthetic soda ash at Amherstburg than to manufacture natural soda ash at its production facility in Green River, Wyoming. The Company will shift production from its relatively high-cost synthetic soda ash facility in Amherstburg to its lower-cost natural soda ash facility in Green River, thereby eliminating cash operating losses incurred in operating the Amherstburg facility and reducing its exposure to fluctuations in energy prices. It is expected that the restructuring actions will be substantially completed by December 31, 2001.

      Interest expense for 2000 was $15.9 million, which was $2.2 million higher than the comparable prior period levels as a result of the issuance of the 10 5/8% Senior Subordinated Notes in April 1999 and borrowings under the Credit Facility.

      Minority interest for 2000 was $11.2 million, versus $12.8 million for 1999. The decrease reflects lower earnings at General Chemical (Soda Ash) Partners due to lower soda ash pricing as well as higher energy costs.

      Net loss was $48.6 million for 2000, versus net income of $4.9 million for 1999, for the foregoing reasons, net of available income tax benefits.

1999 as Compared with 1998

      Net revenues for 1999 were $312.6 million, which was $9.0 million, or 3.0 percent above the prior year level. This increase reflects higher freight revenues and higher volumes of both soda ash and calcium chloride offset by lower soda ash pricing.

      Gross profit for 1999 was $49.7 million compared with $59.1 million in the same period of 1998. Gross profit as a percentage of sales decreased to 15.9 percent in 1999 from 19.5 percent in 1998. These decreases were primarily related to lower pricing and increases in energy costs.

      Selling, general and administrative expense as a percentage of net revenues was unchanged from 1998 at 6.0 percent.

      Interest expense for 1999 was $13.7 million, $2.0 million higher than the comparable year level due to the issuance of the 10 5/8% Senior Subordinated Notes in April 1999 and borrowings under the credit facility.

      Minority interest in 1999 was $12.8 million compared with $16.7 million for 1998, reflecting lower earnings at General Chemical (Soda Ash) Partners due to weaker soda ash pricing and higher energy cost.

      Net income in 1999 was $4.9 million compared with $9.4 million for 1998, for the foregoing reasons, net of available income tax benefits.

Liquidity and Capital Resources

      Cash and cash equivalents were $18.4 million at December 31, 2000 compared with $24.7 million at December 31, 1999. During 2000 the Company generated cash flow from operating activities of $6.6 million and used cash of $20.8 million for capital expenditures.

      The Company had working capital of $45.2 million at December 31, 2000 as compared with $59.5 million at December 31, 1999. The decrease in working capital principally reflects higher accrued liabilities due to the idling of synthetic soda ash production capacity in Amherstburg, Ontario, Canada partially offset by accrued income tax refunds of $10.2 million, included in other current assets, of which $4.1 million was received in March 2001.

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

      On April 30, 1999, the Company completed the offering of $100 million 10 5/8% Senior Subordinated Notes. Approximately $80 million of the net proceeds were used to fund a distribution to GenTek prior to the Spinoff and the balance for general corporate purposes. In addition, concurrent with the Spinoff, the Company entered into an $85 million credit facility, of which up to $60 million is available for borrowing by the Company's Canadian subsidiary in U.S. Dollars or the Canadian dollar equivalent. The net proceeds under the credit facility were used to repay existing third-party indebtedness.

      On March 7, 2001, the Company and its bank lenders finalized several amendments to the financial covenants and other terms of the Company's bank credit agreement. At December 31, 2000, the Company was not in compliance with the financial covenants in the credit facility. These amendments provide for more flexible financial covenants for 2001 and 2002 in exchange for more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, capital expenditures, sales of assets and related matters during these two years. In addition, the maximum amount that the Company may borrow under its bank credit facility during 2001 and 2002 has been reduced from $85 million to $65 million, but this availability will increase to $70 million upon the receipt of $10 million of proceeds from an issuance of common stock by the Company. At December 31, 2000, the Company's total borrowings under the credit facility were $49.3 million. Management believes that, despite the reduction in availability under the credit facility the Company's cash flows and available borrowings under its bank credit facility, as well as the proceeds of its planned rights offering, will be sufficient to cover the Company's interest expense, capital expenditures, working capital requirements, the idling of its synthetic soda ash production capacity at its Amherstburg, Ontario facility and the start-up of its calcium chloride production facility in Manistee, Michigan.

      GCG intends to raise $10 million of equity through a rights offering, pursuant to which the shareholders of GCG will receive rights to subscribe for and purchase newly-issued shares of GCG's common stock. GCG expects to file by the end of March 2001 a registration statement on Form S-3 with the Securities and Exchange Commission seeking to register the securities necessary to effect the rights offering within a few days. PMM GCG Investment LLC, a company wholly-owned and controlled by Paul M. Montrone (the controlling shareholder of GCG and the Chairman of its Board of Directors), and the Montrone Family Trusts, has advised GCG that it intends to fully exercise all rights granted to Paul M. Montrone and the Montrone Family Trusts, as well as to purchase any shares not subscribed for by GCG's other shareholders in the rights offering, thereby ensuring that GCG will receive proceeds of $10 million in the offering. The Company expects that GCG will contribute all these proceeds to the Company. Upon receipt of these proceeds, the amount that the Company may borrow under its bank credit facility during 2001 and 2002 will increase from $65 million to $70 million.

      The Company is significantly leveraged. At December 31, 2000, outstanding indebtedness consisted of $100 million of notes and $49.3 million outstanding under the credit facility. The Company's leverage and debt service requirements
(1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's indenture and credit facility impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets.

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

      On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ("EC"). The letter informed the Company that it faces an alleged violation of the Canadian Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceeded permitted levels. The Company believes that the idling of synthetic soda ash production in 2001 will improve the quality of the effluent such that it will substantially comply with the Fisheries Act requirements and has discussed this matter with the EC. As a result, the EC has informally agreed to suspend further action on this matter pending completion of the idling of Amherstburg soda ash production. Because of the foregoing, the Company does not believe that any additional expenses and/or capital expenditures will be incurred in connection with this matter which would be material to the Company's results of operations and/or financial condition, although no assurances can be given.

Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has adopted this standard, as amended, on January 1, 2001. The Company has determined that the adoption of FAS 133 will not have a material effect on the Company's results of operations, financial condition or cash flows.

      The Company adopted the Financial Accounting Standards Board's Emerging Issues Task Force consensus 00-10 "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000. Application of the consensus resulted in the reclassification of prior period financial results to reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales. The reclassifications had no effect on operating profit (loss) or net income (loss).

Forward Looking Statements

      This Annual Report includes forward-looking statements. All statements other than statements of historical facts included in this Annual Report may constitute forward-looking statements. The Company has based these forward-looking statements on its current expectations and projections about future events. Although it believes that the assumptions made in connection with the forward-looking statements are reasonable, there can be no assurances that its assumptions and expectations will prove to have been correct. These forward-looking statements are subject to various risks, uncertainties and assumptions including, among other things:

      o The Company's outstanding indebtedness and its leverage, and the restrictions imposed by its indebtedness;

      o The possibility that GCG could be delisted by the NYSE, and, if it is delisted, GCG's ability to have its common stock listed or quoted on an alternative securities exchange or national quotation system;

      o The Company's ability to successfully implement the planned idling of its synthetic soda ash production capacity in Amherstburg, Ontario, Canada, including continuing to successfully serve the soda ash customers of that facility and produce calcium chloride in Amherstburg;

      o Fluctuations in the world market price for soda ash due to changes in supply and demand;

      o Fluctuations in prices for calcium chloride in North America due to changes in supply and demand;

      o Domestic and international economic conditions, including fluctuations in U.S. Dollar exchange rates and interest rates;

      o     Increases in the Company's energy, transportation or labor costs;

      o The extent to which there is consolidation in the global soda ash industry, and the Company undertakes new acquisitions or enters into strategic joint ventures or partnerships;

      o Future modifications to existing laws and regulations affecting the environment, health and safety; and

      o Discovery of unknown contingent liabilities, including environmental contamination at its facilities.

      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report might not occur.

Item 7a. Qualitative and Quantitative Disclosures about Market Risk

      Market risk represents the loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates.

Interest rates

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $100 million in notes as of December 31, 2000 and 1999. However, the Company does have cash flow exposure on its committed and uncommitted bank line of credit as interest is based on a floating rate. At December 31, 2000 the Company had $49.3 million in borrowings under the credit facility that had variable pricing. Accordingly, as of fiscal 2000, a 1% change in the floating rate will result in interest expense fluctating approximately $0.5 million. As of fiscal 1999, the Company also had $50.9 million in borrowings under the credit facility that had a floating interest rate. Accordingly, as of fiscal 1999 a 1% change in the floating rate would have resulted in interest expense fluctuating approximately $0.5 million.

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

Item 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.:

      We have audited the accompanying consolidated balance sheets of General Chemical Industrial Products Inc. and subsidiaries ("the Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Chemical Industrial Products Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the Unites States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 14, 2001
(March 7, 2001 as to Note 10)

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                              1998        1999         2000
                                                              ----        ----         ----
                                                        (In thousands, except per share data)
Net revenues ..........................................   $303,624   $ 312,617    $ 296,522
Cost of sales .........................................    244,493     262,963      266,080
Selling, general and administrative expense ...........     18,082      19,047       16,992
Restructuring charge ..................................         --          --       59,802
                                                          --------   ---------    ---------
Operating profit (loss) ...............................     41,049      30,607      (46,352)
Interest expense ......................................     11,747      13,741       15,921
Gain on sale of assets ................................         --          --        7,671
Interest income .......................................        930       1,355        1,190
Foreign currency transaction (gains) losses ...........        447        (109)          24
Other expense, net ....................................        524         167          322
                                                          --------   ---------    ---------
Income (loss) before minority interest and income taxes     29,261      18,163      (53,758)
Minority interest .....................................     16,666      12,787       11,180
                                                          --------   ---------    ---------
Income (loss) before income taxes .....................     12,595       5,376      (64,938)
Income tax provision (benefit) ........................      3,171         430      (16,338)
                                                          --------   ---------    ---------
         Net income (loss) ............................   $  9,424   $   4,946    $ (48,600)
                                                          ========   =========    =========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                         ------------
                                                       1999         2000
                                                       ----         ----
                                                   (In thousands, except
                                                         share data)
  ASSETS
Current assets:
  Cash and cash equivalents ...................   $  24,688    $  18,419
  Receivables, net ............................      57,970       58,872
  Inventories .................................      25,291       21,707
  Deferred income taxes .......................       6,089        8,455
  Other current assets ........................       4,816       13,792
                                                  ---------    ---------
    Total current assets ......................     118,854      121,245
Property, plant and equipment, net ............     150,038      108,883
Other assets ..................................      22,322       18,424
                                                  ---------    ---------
    Total assets ..............................   $ 291,214    $ 248,552
                                                  =========    =========

  LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ............................   $  27,625    $  32,097
  Accrued liabilities .........................      31,778       43,950
                                                  ---------    ---------
    Total current liabilities .................      59,403       76,047
Long-term debt ................................     150,919      149,314
Other liabilities .............................      87,557       80,607
                                                  ---------    ---------
    Total liabilities .........................     297,879      305,968
                                                  ---------    ---------
Minority interest .............................      42,079       41,446
Equity (deficit):
  Common Stock, $.01 par value; authorized
  1,000 shares; issued and outstanding shares:
  1,000 shares at December 31, 1999 and 2000,
  respectively ................................          --           --
  Capital (deficit) ...........................     (53,940)     (54,057)
  Accumulated other comprehensive income (loss)          36       (1,365)
  Retained earnings ...........................       5,160      (43,440)
                                                  ---------    ---------
    Total equity (deficit) ....................     (48,744)     (98,862)
                                                  ---------    ---------
    Total liabilities and equity (deficit) ....   $ 291,214    $ 248,552
                                                  =========    =========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
                                                                   ------------------------
                                                                 1998         1999        2000
                                                                 ----         ----        ----
                                                                       (In thousands)
Cash flows from operating activities:
  Net income (loss) ......................................   $  9,424    $   4,946    $(48,600)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
  Depreciation and amortization ..........................     16,999       17,801      19,148
  Deferred income tax ....................................     (3,734)        (877)     (8,163)
  Net loss on disposition of long-term assets ............        460          393      33,795
  (Increase) decrease in receivables .....................     12,189          631        (902)
  (Increase) decrease in inventories .....................     (5,754)         217       3,584
  Increase (decrease) in accounts payable ................     (3,460)       3,327       4,472
  Increase in accrued liabilities ........................        909        5,172      12,172
  Decrease in income taxes payable .......................        (32)      (1,988)         --
  Increase (decrease) in other liabilities and assets, net     10,680        3,592      (8,269)
  Increase (decrease) in minority interest ...............        128       (1,350)       (633)
                                                             --------    ---------    --------
     Net cash provided by operating activities ...........     37,809       31,864       6,604
                                                             --------    ---------    --------
Cash flows from investing activities:
  Capital expenditures ...................................    (18,498)     (24,061)    (20,836)
  Proceeds from sales or disposals of long-term assets ...        101           --       8,080
                                                             --------    ---------    --------
     Net cash used for investing activities ..............    (18,397)     (24,061)    (12,756)
                                                             --------    ---------    --------
Cash flows from financing activities:
  Proceeds from issuance of long-term ....................         --      144,776          --
  Net transactions with The General Chemical Group Inc. ..    (19,637)    (129,018)         --
  Other financing activities .............................         --           --        (117)
                                                             --------    ---------    --------
     Net cash (used for) provided by financing activities     (19,637)      15,758        (117)
                                                             --------    ---------    --------
Increase (decrease) in cash and cash equivalents .........       (225)      23,561      (6,269)
Cash and cash equivalents at beginning of period .........      1,352        1,127      24,688
                                                             --------    ---------    --------
Cash and cash equivalents at end of period ...............   $  1,127    $  24,688    $ 18,419
                                                             ========    =========    ========

  Cash refunded for income taxes, net of payments ........               $     653    $  1,460
                                                                         =========    ========

  Cash paid for interest .................................               $   8,158    $ 14,786
                                                                         =========    ========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                   For the three years ended December 31, 2000

                                                      Net
                                                 Investment by            Accumulated
                                                  The General                 Other
                                        Common      Chemical    Capital   Comprehensive Retained               Comprehensive
                                        Stock      Group Inc.   Deficit   Income (Loss) Earnings      Total    Income (Loss)
                                        -----      ----------   -------   ------------- --------      -----    -------------

                                                                  (In thousands, except per share data)

Balance at December 31, 1997 ......   $       --   $  85,505    $     --    $     --    $     --    $  85,505
   Net income .....................           --       9,424          --          --          --        9,424
   Transfers to The General
   Chemical Group Inc. ............           --     (19,637)         --          --          --      (19,637)
                                      ----------   ---------    --------    --------    --------    ---------
Balance at December 31, 1998 ......           --      75,292          --          --          --       75,292
   Net loss to distribution date ..           --        (214)         --          --          --         (214)
   Net settlements with The General
   Chemical Group Inc. ............           --    (129,018)         --          --          --     (129,018)
   Issuance of common stock to
   Stockholders ...................           --      53,940     (53,940)         --          --           --
   Net income .....................           --          --          --          --       5,160        5,160    $  5,160
   Foreign currency translation ...           --          --          --          36          --           36          36
                                                                                                                 --------
   Comprehensive income ...........           --          --          --          --          --           --    $  5,196
                                      ----------   ---------    --------    --------    --------    ---------    ========
Balance at December 31, 1999 ......           --          --     (53,940)         36       5,160      (48,744)
   Net loss .......................           --          --          --          --     (48,600)     (48,600)   $(48,600)
   Foreign currency translation ...           --          --          --      (1,401)         --       (1,401)     (1,401)
                                                                                                                 --------
   Comprehensive loss .............           --          --          --          --          --           --    $(50,001)
                                                                                                                 ========
   Other ..........................           --          --        (117)         --          --         (117)
                                      ----------   --------    --------    --------    ---------    --------
Balance at December 31, 2000 ......   $       --   $      --    $(54,057)   $ (1,365)   $(43,440)   $ (98,862)
                                      ==========   =========    ========    ========    ========    =========

        See the accompanying notes to consolidated financial statements.

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)

Note 1 -- Basis of Presentation

      General Chemical Industrial Products Inc. ("GCIP" or the "Company") is a leading North American supplier of soda ash and calcium chloride to a broad range of industrial and municipal customers. The primary end markets for soda ash include glass production, sodium-based chemicals, powdered detergents, water treatment and other industrial end uses. Calcium chloride is mainly used for dust control and roadbed stabilization during the summer and melting ice during the winter.

      The Company was formed on April 30, 1999, as part of the separation by The General Chemical Group, Inc. ("GCG") of its Manufacturing and Performance Products businesses from its soda ash and calcium chloride business through a spinoff (the "Spinoff"), which the GCG effected by distributing the stock of GenTek Inc. ("GenTek"), its wholly-owned subsidiary on a pro-rata basis to the shareholders of GCG. In connection with the Spinoff, GCG transferred all of its soda ash and calcium chloride businesses to the Company. As a result of the Spinoff, GenTek, became a separate, publicly-traded company on the New York Stock Exchange. GCG continues to trade using the "GCG" symbol. GCG owns and operates the Company, and GenTek owns and operates the businesses comprising the Manufacturing and Performance Products businesses.

      The Spinoff was treated as a reverse spinoff for financial statement purposes because a greater proportion of GCG's assets and operations are held by GenTek after the Spinoff. Therefore, the Spinoff has been reflected, for financial statement presentation, as if GCG is a new company consisting of the soda ash and calcium chloride business. Included in selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 1999 are Spinoff-related expenses of $1,900.

      The financial statements include an allocation of certain assets, liabilities and expenses, including allocations of general corporate overhead expenses of $1,448, $475 and $0 for the years 1998, 1999 and 2000, respectively. Net interest expense was allocated assuming the Company's allocated share of debt would have been $150,000. In the opinion of management, expenses have been allocated to the Company in a reasonable and consistent basis using management's estimate of services provided to the Company. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the Company been operating as a stand-alone entity during the periods presented, or expected to be incurred after the Spinoff. The accompanying financial statements reflect the net effect of transfers to or from GenTek as a component of equity (deficit).

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 -- Summary of Significant Accounting Policies

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

      Certain property, plant and equipment are carried at cost and are depreciated using the straight-line method, using estimated lives which range from 2 to 30 years. Mines and machinery and equipment of GCSAP are depreciated using the units-of-production method. Approximately 63 percent of machinery and equipment and 91 percent of mines and quarries are depreciated using the units-of-production method.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

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

      The Company provides for the expected costs to be incurred for the eventual reclamation of mining properties pursuant to local law. Land reclamation costs are being accrued over the estimated remaining life of the reserves currently under lease. At December 31, 1999 and 2000, the Company had accruals of $25,982 and $26,772, respectively, for land reclamation. These amounts are included in other liabilities on the balance sheet.

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

      The Company recognizes revenue upon shipment of product with provisions recorded for estimated returns. Included in cost of sales are related shipping and handling costs.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. This Statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has adopted this standard, as amended, on January 1, 2001. The Company has determined that the adoption of FAS 133 had no impact on the Company's results of operations, financial condition or cash flows.

      The Company adopted the Financial Accounting Standards Board's Emerging Issues Task Force consensus 00-10 "Accounting for Shipping and Handling Fees and Costs," in the fourth quarter of 2000. Application of the consensus resulted in the reclassification of prior period financial results to reflect shipping and handling fees as revenue and shipping and handling costs as cost of sales. The reclassifications had no effect on operating profit (loss) or net income (loss).

Note 3 -- Income Taxes

      Income (loss) before income taxes is as follows:

                                           Years Ended December 31,
                                           ------------------------
                                        1998          1999           2000
                                        ----          ----           ----
      United States ..........      $  8,141       $ 1,910       $ (4,429)
      Foreign ................         4,454         3,466        (60,509)
                                    --------       -------       --------
         Total ...............      $ 12,595       $ 5,376       $(64,938)
                                    ========       =======       ========

      The components of the income tax provision (benefit) are as follows:

                                           Years Ended December 31,
                                           ------------------------
                                        1998          1999           2000
                                        ----          ----           ----
      United States:
         Current .............      $  3,850       $ 1,527       $  3,783
         Deferred ............        (2,691)       (2,355)        (5,189)
      Foreign:
         Current .............         1,503          (832)       (12,159)
         Deferred ............           (94)        2,153         (2,671)
      State:
         Current .............         1,552           612            201
         Deferred ............          (949)         (675)          (303)
                                    --------       -------       --------

         Total ...............      $  3,171       $   430       ($16,338)
                                    ========       =======       ========

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

      A summary of the components of deferred tax assets and liabilities is as follows:

                                                           December 31,
                                                           ------------
                                                          1999        2000
                                                          ----        ----
      Postretirement benefits ....................    $ 11,375     $12,330
      Nondeductible accruals .....................      16,082      18,324
      Foreign operations .........................       1,451       5,231
                                                      --------     -------
         Deferred tax assets .....................      28,908      35,885
                                                      --------     -------
      Property, plant and equipment ..............      16,228         767
      Pensions ...................................       3,494       5,273
      Inventory ..................................         285         278
      Other ......................................       1,429          69
                                                      --------     -------
         Deferred tax liabilities ................      21,436       6,387
                                                      --------     -------
      Valuation allowance ........................       7,850      21,712
                                                      --------     -------
         Net deferred tax (liabilities) assets ...    $   (378)    $ 7,786
                                                      ========     =======

      The Company had deferred tax assets related to foreign tax credits of $7,850 and $5,231 at December 31, 1999 and 2000, respectively, against which a full valuation allowance has been recorded. The Company utilized $11, $3,573 and $2,619 of previously recorded valuation allowances during 1998, 1999 and 2000, respectively, primarily related to foreign tax credits that had expired. In 2000, the Company recorded additional valuation allowances of $16,481, primarily related to the idling of the synthetic soda ash production capacity in Amherstburg, Ontario, Canada.

      The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                  Years Ended December 31,
                                                  ------------------------
                                                   1998     1999     2000
                                                   ----     ----     ----
      U.S. federal statutory rate ..............   35.0%    35.0%    35.0%
      State income taxes, net of federal benefit    3.1     (0.8)     0.1
      Tax effect of foreign operations .........    2.4      2.0    (10.4)
      Depletion ................................  (16.6)   (31.0)     0.6
      Other ....................................    1.3      2.8     (0.1)
                                                  -----    -----    -----
      Effective income tax rate ................   25.2%     8.0%    25.2%
                                                  =====    =====    =====

      In connection with the Spinoff, the Company entered into a tax sharing agreement with GenTek which requires GenTek to indemnify and hold harmless the Company for consolidated tax liabilities attributable to periods prior to the Spinoff date.

Note 4 -- Pension Plans and Other Postretirement Benefits

      The Company maintains several defined benefit pension plans covering substantially all employees. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are five years in the U.S. and two years in Canada. The Company's funding policy is to annually contribute the statutorily required minimum amount as actuarially determined. The Company also maintains several plans providing postretirement benefits covering substantially all hourly and certain salaried employees. The Company funds these benefits on a pay-as-you-go basis. The long-term portion of accrued postretirement benefit cost of $37,316 and $37,357 at December 31, 1999 and 2000, respectively, is included in other liabilities on the balance sheet. The Company's share of the consolidated net periodic benefit cost related to pension benefits, which has been recorded in the accompanying statement of operations in 2000 and 1999, was $6,605 and $3,828, respectively. The Company's share of consolidated net periodic benefit cost related to postretirement benefits, which has been recorded in the accompanying statement of operations in 2000 and 1999, was ($589) and $2,103, respectively. The disclosures for GCG's Pension Plans and Other Postretirement Benefits reflect the combined entities prior to the Spinoff for 1998, with the Spinoff reflected in 1999.

                                                                                         Other
                                                   Pension Benefits            Postretirement Benefits
                                                     December 31,                    December 31,
                                                     ------------                    ------------
United States:                               1998        1999       2000       1998       1999       2000
                                             ----        ----       ----       ----       ----       ----
Components of Net Periodic Benefit Cost:

   Service Cost ........................   $  5,645    $ 2,599    $ 2,206    $ 1,568    $   846    $   756
   Interest Cost .......................     14,935      5,606      5,196      4,046      1,300      1,098
   Expected Return on Plan Assets ......    (15,156)    (6,010)    (5,928)        --         --         --
   Amortization of Net
         Prior Service Cost ............        910        813        784     (1,604)      (849)      (840)
         (Gain)/Loss ...................         10         17       (255)      (628)      (239)      (367)
                                           --------    -------    -------    -------    -------    -------
   Net Periodic Benefit Cost ...........   $  6,344    $ 3,025    $ 2,003    $ 3,382    $ 1,058    $   647
                                           ========    =======    =======    =======    =======    =======

                                                                                     Other
                                                         Pension Benefits   Postretirement Benefits
                                                           December 31,            December 31,
                                                           ------------            ------------
                                                       1999         2000        1999        2000
                                                       ----         ----        ----        ----
Change in Benefit Obligation:

   Benefit Obligation at Prior Measurement Date .   $ 236,901    $ 70,323    $ 59,199    $ 14,951
   Service Cost .................................       2,599       2,206         846         756
   Interest Cost ................................       5,606       5,196       1,300       1,098
   Actuarial (Gain)/Loss ........................     (10,779)      4,232      (2,462)        143
   Benefits Paid ................................      (6,635)     (2,640)       (962)     (1,008)
   Spinoff ......................................    (157,369)         --     (42,970)         --
                                                    ---------    --------    --------    --------
   Benefit Obligation at Measurement Date .......   $  70,323    $ 79,317    $ 14,951    $ 15,940
                                                    =========    ========    ========    ========

Change in Plan Assets:

   Fair Value of Assets at Prior Measurement Date   $ 203,988    $ 70,829    $     --    $     --
   Actual Return on Plan Assets .................      29,804       5,296          --          --
   Employer Contributions .......................       3,385       2,967         962       1,008
   Benefits Paid ................................      (6,635)     (2,640)       (962)     (1,008)
   Spinoff ......................................    (159,713)         --          --          --
                                                    ---------    --------    --------    --------
   Fair Value of Assets at Measurement Date .....   $  70,829    $ 76,452    $     --    $     --
                                                    =========    ========    ========    ========

Reconciliation of Funded Status:

   Funded Status ................................   $     506    $ (2,865)   $(14,951)   $(15,940)
   Unrecognized Net
         Prior Service Cost .....................       4,121       3,337      (4,536)     (3,696)
         Gain ...................................     (16,213)    (11,094)     (4,296)     (3,786)
                                                    ---------    --------    --------    --------
   Net Amount Recognized ........................   $ (11,586)   $(10,622)   $(23,783)   $(23,422)
                                                    =========    ========    ========    ========

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (Dollars in thousands, except share data)

            The assumptions used in accounting for the plans were as follows:

                                                               1998     1999     2000
                                                               ----     ----     ----
      Discount rate .......................................  6 3/4%   7 1/2%   7 1/2%
      Long-term rate of return on assets ..................      9%       9%       9%
      Average rate of increase in employee compensation ...      5%       5%       5%

      The assumption used in accounting for the medical plans in 2000 was a 7.5 percent health care cost trend rate. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $626 at year-end 2000 and the net periodic cost by $37 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $699 at year-end 2000 and the net periodic cost by $42 for the year.

      The assumption used in accounting for the plans in 1999 was a 7.5 percent health care cost trend rate.

      The dates used to measure plan assets and liabilities were October 31, 1999 and 2000 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                                                                                      Other
                                                  Pension Benefits           Postretirement Benefits
CANADA:                                             December 31,                   December 31,
                                                    ------------                   ------------
                                             1998       1999       2000       1998     1999     2000
                                             ----       ----       ----       ----     ----     ----
Components of Net Periodic Benefit Cost:
    Service Cost .......................   $ 1,463    $ 1,481    $ 1,380    $  332   $  317   $   298
    Interest Cost ......................     3,789      3,728      3,944     1,014      905       975
    Expected Return on Plan Assets .....    (4,881)    (4,980)    (5,368)       --       --        --
    Curtailment loss ...................        --         --        397        --       --        --
    Settlement (gain) loss .............        --         --      4,071        --       --    (2,509)
Amortization of Net
        Prior Service Cost .............        84         79         78        --       --        --
        Loss ...........................       458        541        100        --       --        --
                                           -------    -------    -------    ------   ------   -------
Net Periodic Benefit Cost ..............   $   913    $   849    $ 4,602    $1,346   $1,222   $(1,236)
                                           =======    =======    =======    ======   ======   =======

                                                                                  Other
                                                    Pension Benefits     Postretirement Benefits
                                                      December 31,            December 31,
                                                  --------    --------    --------    --------
                                                    1999        2000        1999        2000
                                                  --------    --------    --------    --------
Change in Benefit Obligation:
   Benefit Obligation at Prior Measurement Date   $ 59,605    $ 52,859    $ 13,690    $ 12,906
   Service Cost ...............................      1,520       1,378         324         298
   Interest Cost ..............................      3,823       3,938         922       1,016
   Actuarial Gain .............................     (4,996)         --        (790)        (42)
   Foreign Currency Translation ...............        124         (55)         30         (12)
   Benefits Paid ..............................     (3,108)     (3,341)       (394)       (418)
   Spinoff ....................................     (4,109)         --        (876)         --
   Settlement loss (gain) .....................         --       2,825          --      (2,415)
                                                  --------    --------    --------    --------
   Benefit Obligation at Measurement Date .....   $ 52,859    $ 57,604    $ 12,906    $ 11,333
                                                  ========    ========    ========    ========

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (Dollars in thousands, except share data)

                                                      Pension Benefits     Postretirement Benefits
                                                        December 31,            December 31,
                                                        ------------            ------------
                                                      1999        2000        1999        2000
                                                      ----        ----        ----        ----
Change in Plan Assets

   Fair Value of Assets at Prior Measurement Date   $ 62,805    $ 60,964    $     --    $     --
   Actual Return on Plan Assets .................      4,857      10,119          --          --
   Employer Contributions .......................        923       1,039         394         418
   Foreign Currency Translation .................        131         (63)         --          --
   Benefits Paid ................................     (3,108)     (3,341)       (394)       (418)
   Spinoff ......................................     (4,644)         --          --          --
                                                    --------    --------    --------    --------
   Fair Value of Assets at Measurement Date .....   $ 60,964    $ 68,718    $     --    $     --
                                                    ========    ========    ========    ========

Reconciliation of Funded Status

   Funded Status ................................   $  8,105    $ 11,114    $(12,906)   $(11,331)
   Unrecognized Net Prior Service Cost ..........        582         112          --          --
   (Gain)/Loss ..................................      7,635       1,524        (512)       (421)
                                                    --------    --------    --------    --------
   Net Amount Recognized ........................   $ 16,322    $ 12,750    $(13,418)   $(11,752)
                                                    ========    ========    ========    ========

      The assumptions used in accounting for the plans were as follows:

                                                           1998    1999    2000
                                                           ----    ----    ----
Estimated discount rate ...............................  6 3/4%  7 1/2%  7 1/2%
Estimated long-term rate of return on assets ..........       9%      9%      9%
Average rate of increase in employee compensation .....  5 1/4%  5 1/4%  5 1/4%

      The assumption used in accounting for the medical plans in 2000 was an 8.4 percent health care cost trend rate (decreasing to 6 percent in 2003 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $2,575 at year-end 2000 and the net periodic cost by $293 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $2,039 at year-end 2000 and the net periodic cost by $228 for the year.

      The assumption used in accounting for the plans in 1999 was an 8.4 percent health care cost trend (decreasing to 6 percent in the year 2003 and beyond).

      The dates used to measure plan assets and liabilities were October 31, 1999 and 2000 for all plans. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

Note 5 -- Commitments and Contingencies

      Future minimum rental payments for operating leases (primarily for transportation equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2000 are as follows:

      Years Ending December 31,
        2001............................................           $13,210
        2002............................................             9,181
        2003............................................             7,822
        2004............................................             7,393
        2005............................................             7,262
        Thereafter .....................................            22,578
                                                                   -------
                                                                   $67,446
                                                                   =======

      Rental expense for the years ended December 31, 1998, 1999 and 2000 was $13,913, $12,408 and $11,096 respectively.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

      Parent Guaranty and Transfer Agreement. A restated parent guaranty and transfer agreement between New Hampshire Oak, a wholly-owned subsidiary of GCG and the parent of General Chemical Industrial Products Inc. ("GCIP"), and ACI International Limited and TOSOH America, Inc. provides that in the event that either New Hampshire Oak, ACI International Limited or TOSOH America, Inc. (such entities being referred to as a "transferring parent" or "nontransferring parent" as the context requires) proposes to sell or otherwise transfer or cause to be sold or transferred the voting securities of GCIP, The Andover Group, Inc. or TOSOH Wyoming, Inc. (the respective subsidiaries constituting the partners of GCSAP) as the case may be, the nontransferring parents will have the following options: (1) to purchase the transferring parent's subsidiary's interest in GCSAP at fair market value; (2) to require the transferring parent to purchase the nontransferring parents' subsidiaries' interests in GCSAP at fair market value; (3) to buy the voting securities to be sold by the transferring parent on the same terms and conditions and at the same price as the transferring parent proposes to sell or otherwise transfer or cause to be sold or transferred such voting securities; or (4) to cause the proposed transferee to purchase the nontransferring parents' subsidiaries' interests in GCSAP for a price reflecting the price to be paid by the proposed transferee for such voting securities. In the event that New Hampshire Oak ceases to own at least 51 percent of GCIP while GCIP is a partner, GCIP shall pay to The Andover Group, Inc. $2,833.

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

      On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ("EC"). The letter informed the Company that it faces an alleged violation of the Canadian Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceeded permitted levels. The Company believes that the idling of synthetic soda ash production capacity in 2001 will improve the quality of the effluent such that it will substantially comply with the Fisheries Act requirements and has discussed this matter with the EC. As a result, the EC has informally agreed to suspend further action on this matter pending completion of the idling of Amherstburg soda ash production. Because of the foregoing, the Company does not believe that any additional expenses and/or capital expenditures will be incurred in connection with this matter which would be material to the Company's results of operations and/or financial condition, although no such assurances can be given.

Note 6 -- Additional Financial Information

      The following are summaries of selected balance sheet items:

RECEIVABLES                                             December 31,
                                                        ------------
                                                     1999          2000
                                                     ----          ----
      Trade ..................................     $ 54,526      $ 54,783
      Other ..................................        6,123         6,624
      Allowance for doubtful accounts ........       (2,679)       (2,535)
                                                   --------      --------
                                                   $ 57,970      $ 58,872
                                                   ========      ========

INVENTORIES                                             December 31,
                                                        ------------
                                                     1999          2000
                                                     ----          ----
      Raw materials ..........................     $  3,603      $  3,165
      Work in process ........................        1,301         1,665
      Finished products ......................       12,704        10,743
      Supplies and containers ................        7,683         6,134
                                                   --------      --------
                                                   $ 25,291      $ 21,707
                                                   ========      ========

      Inventories valued at LIFO amounted to $2,883, and $2,573 at December 31, 1999 and 2000, respectively, which were below estimated replacement cost by $2,193 and $2,042 respectively. The impact of LIFO liquidations in 1999 and 2000 was not significant.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

PROPERTY, PLANT AND EQUIPMENT
                                                            December 31,
                                                            ------------
                                                          1999         2000
                                                          ----         ----
      Land and improvements ........................   $  23,162    $  24,185
      Machinery and equipment ......................     232,120      210,089
      Buildings and leasehold improvements .........      28,851       16,482
      Construction-in-progress .....................      19,768        3,590
      Mines and quarries ...........................      16,876       16,751
                                                       ---------    ---------
                                                         320,777      271,097
      Less accumulated depreciation and amortization    (170,739)    (162,214)
                                                       ---------    ---------
                                                       $ 150,038    $ 108,883
                                                       =========    =========

ACCRUED LIABILITIES
                                                            December 31,
                                                            ------------
                                                          1999         2000
                                                          ----         ----
      Restructuring reserve ........................   $      --    $  16,111
      Wages, salaries and benefits .................      11,531       10,416
      Taxes, other than income taxes ...............       7,866        8,065
      Interest .....................................       1,787        1,784
      Other ........................................      10,594        7,574
                                                       ---------    ---------
                                                       $  31,778    $  43,950
                                                       =========    =========

Note 7 - Sale of Assets

      In the third quarter of 2000, the Company sold a quarry at its Amherstburg, Ontario, Canada location for $8.1 million, resulting in a pretax gain of $7.7 million.

Note 8- Restructuring Charge

      In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. The restructuring involves the idling of the Company's synthetic soda ash production capacity in Amherstberg, Ontario, Canada which results in the writedown of long-lived assets and workforce reductions of approximately 250 hourly and salary employees. The Company is idling this capacity because it requires substantially more resources - principally costly natural gas and necessary capital improvements - for the Company to manufacture synthetic soda ash at Amherstburg than to manufacture natural soda ash at its production facility in Green River, Wyoming. The Company will shift production from its relatively high-cost synthetic soda ash facility in Amherstburg to its lower-cost natural soda ash facility in Green River, thereby eliminating cash operating losses incurred in operating the Amherstburg facility and reducing its exposure to fluctuations in energy prices. It is expected that the restructuring actions will be substantially completed by December 31, 2001.

      The cash and noncash elements of the restructuring charge approximate $16.3 million and $43.5 million, respectively. The components of the restructuring charge are as follows:

                                                                                          Balance at
                                          Original Accrual   Utilized Cash   Noncash   December 31, 2000
                                          ----------------   -------------   -------   -----------------
      Writedown of long-lived assets ...      $40,203            $    --     $40,203        $    --
      Employee severance and termination
         benefits ......................        8,598                 --          --          8,598
      Site preparation costs ...........        4,641                 --          --          4,641
      Other (1) ........................        6,360                178       3,310          2,872
                                              -------            -------     -------        -------
                                              $59,802            $   178     $43,513        $16,111
                                              =======            =======     =======        =======

(1) Primarily includes writedown of inventories, contract termination fees and environmental compliance.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

Note 9 -- Related Party Transactions

MANAGEMENT AGREEMENT

      GCG is party to a management agreement with Latona Associates Inc. (which is controlled by the controlling stockholder of GCG) under which GCG receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $1,140, $1,484, and $1,595 in 1998, 1999 and 2000, respectively.

TRANSITION SUPPORT AGREEMENT

      GCG and GenTek entered into various transition support agreements that provide mechanisms for an orderly transition after the Spinoff. For the years ended December 31, 1999 and 2000, the Company paid GenTek $2,474 and $1,692 related to these transition support agreements.

OTHER TRANSACTION

      The Company supplies soda ash and calcium chloride to GenTek. For the years ended December 31, 1998, 1999 and 2000, sales to GenTek amounted to $5,336, $14,696 and $4,389, respectively.

Note 10 -- Long-term Debt

      Long-term debt consists of the following:

                                                                      December 31,
                                                                      ------------
                                                      Maturities     1999       2000
                                                      ----------     ----       ----
$85 Million Revolving Credit Facility-floating rate      2004      $ 50,919   $ 49,314
Senior Subordinated Notes -- 10 5/8% ..............      2009       100,000    100,000
                                                                   --------   --------
Total Debt ........................................                 150,919    149,314
         Less: Current Portion ....................                      --         --
                                                                   --------   --------
Net Long-Term Debt ................................                $150,919   $149,314
                                                                   ========   ========

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

      The Senior Subordinated Notes are unsecured while the $85 million Credit Facility is secured by 100 percent of the capital stock of GCIP, 100 percent of the owned capital stock of, and guarantees from, the direct and indirect domestic subsidiaries of the Company, 65 percent of certain owned foreign subsidiaries of the Company and substantially all of the other assets of the Company. In addition, the portion of the Credit Facility available to the Company's Canadian subsidiary is secured by substantially all of the assets of the Company's Canadian subsidiary. The Senior Subordinated Notes and the Credit Facility contain certain covenants with respect to additional indebtedness, preferred stock issued by subsidiaries, restricted payments, transactions with affiliates, liens, dividends and other payment instructions affecting subsidiaries, consolidations, mergers, the sale of assets and financial tests. Prior to the Spinoff, the Company paid a regular quarterly cash dividend to holders of its Common Stock. The Company has not paid dividends since the Spinoff and does not expect to pay cash dividends in the foreseeable future.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    (Dollars in thousands, except share data)

      On March 7, 2001, the Company and its bank lenders finalized amendments to the financial covenants and other terms of the Company's bank credit agreement. The Company was not in compliance with these financial covenants as of December 31, 2000. The amendments, which are retroactive to December 31, 2000, provide for more flexible financial covenants for 2001 and 2002 and more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, capital expenditures, sale of assets and related matters during these two years. In addition, the maximum amount that the Company may borrow under its bank credit facility during 2001 and 2002 has been reduced from $85 million to $65 million, but this availability will increase to $70 million upon the receipt of $10 million of proceeds from an issuance of common stock by the Company.

      GCG intends to raise $10 million of equity through a rights offering, pursuant to which the shareholders of GCG will receive rights to subscribe for and purchase newly-issued shares of the GCG's common stock. The Company expects to file by the end of March 2001 a registration statement on Form S-3 with the Securities and Exchange Commission seeking to register the securities necessary to effect the rights offering. PMM GCG Investment LLC, a company wholly-owned and controlled by Paul M. Montrone (the controlling shareholder of GCG and the Chairman of its Board of Directors), and the Montrone Family Trusts, has advised GCG that it intends to fully exercise all rights granted to Paul M. Montrone and the Montrone Family Trusts, as well as to purchase any shares not subscribed for by the GCG's other shareholders in the rights offering, thereby ensuring that the GCG will receive gross proceeds of $10 million in the offering. Upon receipt of these proceeds, the amount that the Company may borrow under its bank credit facility during 2001 and 2002 will increase from $65 million to $70 million.

Note 11 -- Financial Instruments

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The estimated fair values of the Company's financial instruments are as follows:

                                December 31, 1999       December 31, 2000
                                -----------------       -----------------
                              Carrying      Fair      Carrying      Fair
                               Amount      Value       Amount      Value
                               ------      -----       ------      -----
      Long-term debt .....    $150,919    $149,919    $149,314    $ 85,314

      The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments.

      The fair value of the Company's long-term debt was based on quoted market prices for publicly traded notes and discounted cash flow analyses on its nontraded debt.

Note 12 -- Geographic Information

      Information regarding geographic areas at December 31, and for each of the years then ended is as follows:

                             Net Revenues                          Operating Profit (Loss)       Long-Lived Assets(4)
                             ------------                          -----------------------       --------------------
                        1998         1999         2000         1998        1999         2000         1999        2000
                        ----         ----         ----         ----        ----         ----         ----        ----
United States(1)   $ 220,178    $ 223,944    $ 223,880    $  32,403   $  23,891    $  17,644    $ 101,877   $ 105,810
Foreign(2) .....     107,157      118,392      107,315        8,646       6,716      (63,996)      70,483      21,497
Elimination(3) .     (23,711)     (29,719)     (34,673)          --          --           --           --          --
                   ---------    ---------    ---------    ---------   ---------    ---------    ---------   ---------
                   $ 303,624    $ 312,617    $ 296,522    $  41,049   $  30,607    $ (46,352)   $ 172,360   $ 127,307
                   =========    =========    =========    =========   =========    =========    =========   =========

----------
(1) Includes export sales of $69,544, $75,638 and $70,020 for the years ended December 31, 1998, 1999 and 2000, respectively.
(2)   Principally Canada.
(3) Sales between geographic areas are recorded at prices comparable to market prices charged to third-party customers and are eliminated in consolidation.
(4) Represents all noncurrent assets except deferred tax assets and financial investments.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Concluded)
                    (Dollars in thousands, except share data)

Note 13 -- Unaudited Quarterly Information

                                                  1999
                                                  ----
                        First       Second       Third      Fourth         Year
                        -----       ------       -----      ------         ----

Net revenues ....     $74,870      $84,237     $78,073     $75,437     $312,617
Gross profit ....      10,204       15,243      12,402      11,805       49,654
Net income ......         979        2,295       1,114         558        4,946

                                                  2000
                                                  ----
                        First       Second       Third      Fourth         Year
                        -----       ------       -----      ------         ----
Net revenues ....     $65,909      $80,013     $74,302     $76,298     $296,522
Gross profit ....       8,302        9,150       9,795       3,195       30,442
Net income (loss)      (1,256)         185       3,263     (50,792)     (48,600)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Directors. For information relating to the Company's Directors, Delyle W. Bloomquist and David S. Graziosi, see the information under the caption "Employee/Labor Relations" in Part I of this report.

      Executive Officers. For information relating to the Company's executive officers, see the information under the caption "Employees/Labor Relations" in
Part I of this report.

Item 11. Executive Compensation

      Executive Compensation. For information relating to the compensation of the Company's executives, see the information under the caption "Compensation of Directors and Executive Officers" in the GCG's Proxy Statement, which is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      GCG, the parent company of the Company, is the sole record beneficial owner of the Company's Common Stock.

Item 13. Certain Relationships and Related Transactions

            Certain Relationships and Related Transactions. For information relating to certain relationships and related transactions of the Company, see the information under the caption "Certain Relationships and Transactions" in General Chemical Group's Proxy Statement, which is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K.

Exhibit
    No.                    Description
    ---                    -----------
    *3.1 -- Amended and Restated Certificate of Incorporation of the Company *3.2 -- Amended and Restated By-Laws of the Company
    *4.1 -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company
   *10.1 -- Agreement dated as of March 15, 1996 between Paul M. Montrone and the Company
   +10.4 -- Restated Environmental Matters Agreement among Allied-Signal,
            Henley, The Wheelabrator Group Inc., New Hampshire Oak, Inc., and Fisher Scientific Group Inc., dated as of February 26, 1986, as amended and restated as of July 28, 1989
   +10.5 -- Second Amended and Restated Partnership Agreement of GCSAP dated
            June 30, 1992, among General Chemical, The Andover Group, Inc., and TOSOH Wyoming, Inc.
   +10.6 -- Amended and Restated Parent Guaranty and Transfer Agreement dated
            June 30, 1992, among New Hampshire Oak, Inc., ACI International Limited and TOSOH America, Inc.
   *10.7 -- The General Chemical Group Inc. Deferred Compensation Plan for
            Non-Employee Directors
   *10.8 -- The General Chemical Group Inc. Retirement Plan for Non-Employee
            Directors
   *10.9 -- The General Chemical Group Inc. Restricted Unit Plan for
            Non-Employee Directors
  *10.10 -- The General Chemical Group Inc. 1996 Stock Option and Incentive Plan *10.11 -- The General Chemical Group Inc. Performance Plan
  *10.12 -- The General Chemical Group Inc. Restricted Unit Plan
  +10.13 -- First Amendment to General Chemical Corporation Equity Program,
            effective as of October 1, 1993.
  *10.14 -- General Chemical Group Dividend Award Program, as amended December
            15, 1995, effective as of October 1, 1993
  *10.15 -- General Chemical Corporation Supplemental Savings and Retirement
            Plan
 **10.16 -- Employee Benefits Agreement among The General Chemical Group Inc.
            and GenTek Inc.
 **10.17 -- Intellectual Property Agreement among the Company, General Chemical
            Corporation, GenTek, Inc. and The General Chemical Group Inc. **10.18 -- Credit Agreement, dated as of April 30, 1999, among the Company, and
            General Chemical Canada Ltd. as Borrowers, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent.
***10.19 -- First Amendment, dated as of March 7, 2001, to the Credit Agreement referred to in Exhibit 10.18.
 **10.20 -- Guarantee and Collateral Agreement, dated as of April 30, 1999, made by the Company, and certain of its subsidiaries in favor of the Chase Manhattan Bank, as Collateral Agent. Incorporated by reference to the relevant exhibit to the GCG First Quarter 1999 10-Q
 **10.21 -- Amended and Restated Management Agreement, dated as of April 30,
            1999, between Latona Associates Inc. and The General Chemical Group Inc. Incorporated by reference to the relevant exhibit to The General Chemical Group Inc.'s 10-Q for the three months ended June 30, 1999 with the Securities and Exchange Commission on August 16, 1999 (the "GCG Second Quarter 10-Q")
 **10.22 -- Tax Sharing Agreement, dated as of April 30, 1999, between The
            General Chemical Group Inc. and GenTek Inc.
 **10.23 -- Sublease Agreement, dated as of April 30, 1999, between the Company and General Chemical Corporation

Exhibit
    No.                    Description                                      Page
    ---                    -----------                                      ----

      11 -- Statement regarding computation of per share earnings
    **22 -- Subsidiaries of the Company

----------

* Incorporated by reference to the relevant exhibit to the Company's Registration Statement on form S-1 filed with the Securities and Exchange Commission (the "SEC") on May 3, 1996, File No. 33-83766.

** Incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-4 filed with the SEC on September 30, 1999, File No. 333-81469.

*** Incorporated by reference to the relevant exhibit to The General Chemical Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the SEC on March 28, 2001.

+ Incorporated by reference to the relevant exhibit to General Chemical Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

++ Incorporated by reference to the relevant exhibit to General Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the SEC.

Financial Statements

      See Item 8, beginning on page 14.

Financial Statement Schedules

      See Index to Financial Statement Schedules on page 35.

Reports on Form 8-K

      Form 8-K dated November 27, 2000 was filed by GCG on December 1, 2000 reporting under Item 5 plans to idle synthetic soda ash production capacity in Amherstburg, Ontario, Canada, as more fully discussed in the Annual Report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hampton, State of New Hampshire on the 28th day of March 2001.

                                      GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                                              By: /s/ DAVID S. GRAZIOSI
                                                  -----------------------------
                                                  David S. Graziosi
                                                  Vice President, Chief
                                                  Financial Officer and Director
                                                  March 28, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                  Capacity                               Date
---------                  --------                               ----


/s/ DELYLE W. BLOOMQUIST   President, Chief Executive Officer     March 28, 2001
------------------------   (Principal Executive Officer) and
(Delyle W. Bloomquist)     Director


/s/ DAVID S. GRAZIOSI      Vice President, Chief Financial        March 28, 2001
------------------------   Officer (Principal Financial and
(David S. Graziosi)        Accounting Officer) and Director

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II  -- Valuation and Qualifying Accounts...............................

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

                                                                     SCHEDULE II

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                          Translation
                                      Balance at   Additions  Deductions   Adjustment   Balance at
                                       Beginning  Charged to    from          During      End of
                                      of Period     Income     Reserves       Period      Period
                                      ---------     ------     --------       ------      ------
                                                            (In thousands)
Year ended December 31, 1998
   Allowance for doubtful accounts      $2,689      $    5      $   (5)      $  (31)      $2,658
Year ended December 31, 1999
   Allowance for doubtful accounts      $2,658      $   --      $   --       $   21       $2,679
Year ended December 31, 2000
   Allowance for doubtful accounts      $2,679      $  397      $ (526)      $  (15)      $2,535

                                  EXHIBIT INDEX

Exhibit
    No.                    Description                                      Page
    ---                    -----------                                      ----

    *3.1 -- Amended and Restated Certificate of Incorporation of the Company
    *3.2 -- Amended and Restated By-Laws of the Company ....................
    *4.1 -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company ....................................................
   *10.1 -- Agreement dated as of March 15, 1996 between Paul M. Montrone and the Company ....................................................
   +10.4 -- Restated Environmental Matters Agreement among Allied-Signal,
            Henley, The Wheelabrator Group Inc., New Hampshire Oak, Inc., and Fisher Scientific Group Inc., dated as of February 26, 1986, as amended and restated as of July 28, 1989 .......................
   +10.5 -- Second Amended and Restated Partnership Agreement of GCSAP dated
            June 30, 1992, among General Chemical, The Andover Group, Inc., and
            TOSOH Wyoming, Inc. ............................................
   +10.6 -- Amended and Restated Parent Guaranty and Transfer Agreement dated
            June 30, 1992, among New Hampshire Oak, Inc., ACI International
            Limited and TOSOH America, Inc. ................................
   *10.7 -- The General Chemical Group Inc. Deferred Compensation Plan for
            Non-Employee Directors .........................................
   *10.8 -- The General Chemical Group Inc. Retirement Plan for Non-Employee
            Directors ......................................................
   *10.9 -- The General Chemical Group Inc. Restricted Unit Plan for
            Non-Employee Directors .........................................
  *10.10 -- The General Chemical Group Inc. 1996 Stock Option and Incentive Plan
  *10.11 -- The General Chemical Group Inc. Performance Plan ...............
  *10.12 -- The General Chemical Group Inc. Restricted Unit Plan ...........
  +10.13 -- First Amendment to General Chemical Corporation Equity Program,
            effective as of October 1, 1993. ...............................
  *10.14 -- General Chemical Group Dividend Award Program, as amended December
            15, 1995, effective as of October 1, 1993.......................
  *10.15 -- General Chemical Corporation Supplemental Savings and Retirement
            Plan ...........................................................
 **10.16 -- Employee Benefits Agreement among The General Chemical Group Inc.
            and GenTek Inc. ................................................
 **10.17 -- Intellectual Property Agreement among the Company, General Chemical
            Corporation, GenTek, Inc. and The General Chemical Group Inc. .. **10.18 -- Credit Agreement, dated as of April 30, 1999, among the Company, and
            General Chemical Canada Ltd. as Borrowers, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as
            Documentation Agent. ...........................................
***10.19 -- First Amendment, dated as of March 7, 2001, to the Credit Agreement referred to in Exhibit 10.18. ..................................
 **10.20 -- Guarantee and Collateral Agreement, dated as of April 30, 1999, made by the Company, and certain of its subsidiaries in favor of the Chase Manhattan Bank, as Collateral Agent. Incorporated by reference to the relevant exhibit to the GCG First Quarter 1999 10-Q .....
 **10.21 -- Amended and Restated Management Agreement, dated as of April 30,
            1999, between Latona Associates Inc. and The General Chemical Group Inc. Incorporated by reference to the relevant exhibit to The General Chemical Group Inc.'s 10-Q for the three months ended June 30, 1999 with the Securities and Exchange Commission on August 16,
            1999 (the "GCG Second Quarter 10-Q") ...........................
 **10.22 -- Tax Sharing Agreement, dated as of April 30, 1999, between The
            General Chemical Group Inc. and GenTek Inc. ....................
 **10.23 -- Sublease Agreement, dated as of April 30, 1999, between the Company and General Chemical Corporation ...............................

Exhibit
    No.                    Description                                      Page
    ---                    -----------                                      ----

      11 -- Statement regarding computation of per share earnings
    **22 -- Subsidiaries of the Company


* Incorporated by reference to the relevant exhibit to the Company's Registration Statement filed with the Securities and Exchange Commission (the "SEC") on May 3, 1996, File No. 33-83766.

** Incorporated by reference to the relevant exhibit to the Company's Registration Statement on Form S-4 filed with the SEC on September 30, 1999, File No. 333-81469.

*** Incorporated by reference to the relevant exhibit to The General Chemical Group Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the SEC on March 28, 2001.

+ Incorporated by reference to the relevant exhibit to General Chemical Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

++ Incorporated by reference to the relevant exhibit to General Chemical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the Securities and Exchange Commission.

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The dagger symbol shall be expressed as................................ 'D'