Form 10-Q
period 2001-03-31
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2001-05-15
CIK 1088382

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

  X         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----         OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2001
                                OR
-----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2001

                                      INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          Ended March 31, 2000 and 2001.............................................................      1

         Consolidated Balance Sheets - December 31, 2000 and
          March 31, 2001............................................................................      2

         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2000 and 2001.............................................................      3

         Notes to Consolidated Financial Statements.................................................     4-6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................................     7-8

     Item 3.  Quantitative and Qualitative Disclosures
               about Market Risk....................................................................      8

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K......................................................      9

     SIGNATURES.....................................................................................     10

                          Part I. Financial Information


Item 1.  Financial Statements


                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                             -----------------------------
                                                                               2000                 2001
                                                                             -------               -------
Net revenues..........................................................       $65,909               $65,326
Cost of sales.........................................................        57,607                64,484
Selling, general and administrative expense...........................         4,185                 4,114
                                                                             -------               -------
Operating profit (loss)..............................................`         4,117                (3,272)
Interest expense......................................................         3,881                 4,076
Interest income.......................................................           306                   234
Other expense, net....................................................            11                    87
                                                                             -------               -------
Income (loss) before income taxes and minority interest...............           531                (7,201)
Minority interest.....................................................         3,051                   855
                                                                             -------               -------
Loss before income taxes..............................................        (2,520)               (8,056)
Income tax (benefit) provision........................................        (1,264)                  131
                                                                             -------               -------
           Net loss...................................................       $(1,256)              $(8,187)
                                                                             -------               -------
                                                                             -------               -------



        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)





                                                                                 December 31,     March 31,
                                                                                 ------------     ---------
                                       ASSETS                                        2000            2001
                                                                                     ----            ----
                                                                                                 (unaudited)
Current assets:
       Cash and cash equivalents.......................................            $ 18,419       $  21,726
       Receivables, net................................................              58,872          54,647
       Inventories.....................................................              21,707          22,382
       Deferred income taxes...........................................               8,455           8,003
       Other current assets............................................              13,792           8,598
                                                                                   --------       ---------
          Total current assets.........................................             121,245         115,356
Property, plant and equipment, net.....................................             108,883         105,558
Other assets                                                                         18,424          17,830
                                                                                   --------       ---------
          Total assets.................................................            $248,552       $ 238,744
                                                                                   --------       ---------
                                                                                   --------       ---------

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
       Accounts payable................................................            $ 32,097       $  29,709
       Accrued liabilities.............................................              42,595          43,619
                                                                                   --------       ---------
          Total current liabilities....................................              74,692          73,328
Long-term debt.........................................................             149,314         147,027
Other liabilities......................................................              81,962          81,611
                                                                                   --------       ---------
          Total liabilities............................................             305,968         301,966
Minority interest......................................................              41,446          41,460
                                                                                   --------       ---------
Equity (Deficit):
      Common Stock, $.01 par value; authorized 1,000
        shares; issued and outstanding:  1,000 shares at
        December 31, 2000 and March  31, 2001, respectively............                   -               -
      Capital deficit..................................................             (54,057)        (53,971)
      Accumulated other comprehensive (loss) income....................              (1,365)            916
      Retained earnings................................................             (43,440)        (51,627)
                                                                                   --------       ---------
      Total equity (deficit)...........................................             (98,862)       (104,682)
                                                                                   --------       ---------
          Total liabilities and equity (deficit).......................            $248,552       $ 238,744
                                                                                   --------       ---------
                                                                                   --------       ---------


        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                     2000            2001
                                                                                    -------         -------
Cash flows from operating activities:
       Net loss..............................................................       $(1,256)        $(8,187)
       Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation and amortization.......................................         4,976           4,555
         Decrease in receivables.............................................         3,822           4,225
         Increase in inventories.............................................          (798)           (675)
         Decrease in accounts payable........................................        (1,948)         (2,388)
         Increase in accrued liabilities.....................................           838           1,024
         (Increase) decrease in other liabilities and assets, net............        (2,320)          6,085
         Increase in minority interest.......................................         2,605              14
                                                                                    -------         -------
             Net cash provided by operating activities.......................         5,919           4,653
                                                                                    -------         -------
Cash flows from investing activities:
       Capital expenditures..................................................        (4,429)         (1,432)
                                                                                    -------         -------
             Net cash used for investing activities..........................        (4,429)         (1,432)
                                                                                    -------         -------
Cash flows from financing activities:
       Other financing activities............................................            55              86
                                                                                    -------         -------
             Net cash provided by financing activities.......................            55              86
                                                                                    -------         -------
Increase in cash and cash equivalents........................................         1,545           3,307
Cash and cash equivalents at beginning of period.............................        24,688          18,419
                                                                                    -------         -------
Cash and cash equivalents at end of period...................................       $26,233         $21,726
                                                                                    -------         -------

Supplemental disclosure of cash flow information:
       Cash paid (refunded) during the period for:
         Interest............................................................       $ 1,616         $ 1,135
         Taxes ..............................................................       $    --         $(4,264)



        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCIP and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 included in the Form 10-K.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

Note 2 - Comprehensive Loss

         Total comprehensive loss is comprised of net loss and foreign currency translation gains and (losses). Total comprehensive loss for the three months ended March 31, 2000 and 2001 was ($1,340) and ($5,906), respectively.

Note 3 - Additional Financial Information

         The components of inventories were as follows:

                                                             December 31,       March 31,
                                                                 2000              2001
                                                                 ----              ----
  Raw materials......................................          $ 3,165           $   995
  Work in process....................................            1,665             1,822
  Finished products..................................           10,743            13,768
  Supplies and containers............................            6,134             5,797
                                                               -------           -------
                                                               $21,707           $22,382
                                                               -------           -------
                                                               -------           -------

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                    For the three months ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)

Note 4 - Restructuring

         In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. The restructuring involves the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring accrual at December 31, 2000 was $16.1 million. Spending against this accrual was $0.8 million during the three months ended March 31, 2001.

Note 5 - Related Party Transactions

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (which is controlled by the controlling stockholder of GCG) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $386 and $393 for the three months ended March 31, 2000 and 2001, respectively.

Transition Support Agreement

         The Company and GenTek have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the three months ended March 31, 2000 and 2001, the Company paid GenTek $477 and $339 related to these transition agreements.

Other Transactions

         The Company supplies soda ash to GenTek. For the three months ended March 31, 2000 and 2001, sales to GenTek amounted to $1,183 and $959, respectively.

Note 6 - Geographic Information


                                                           Total Revenues     Operating Profit (Loss)
                                                              March 31,               March 31,
                                                              ---------               ---------
                                                         2000        2001        2000        2001
                                                         ----        ----        ----        ----
     United States.............................         $56,157    $ 53,610     $ 5,985     $  (115)
     Foreign  .................................          17,012      21,909      (1,868)     (3,157)
     Elimination ..............................          (7,260)    (10,193)         --          --
                                                        -------    --------     -------     -------
                                                        $65,909    $ 65,326     $ 4,117     $(3,272)
                                                        =======    ========     =======     =======

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                    For the three months ended March 31, 2001
                             (Dollars in thousands)
                                   (unaudited)


Note 7 - Subsequent Event

         On May 14, 2001, GCG issued 13,072,608 shares of Common Stock and 3,056,425 shares of Class B Common Stock in connection with GCG's rights offering. Pursuant to the rights offering, the holders of record of GCG's
Common Stock and Class B Common Stock as of April 16, 2001 received, at no cost,
0.77 rights to purchase one share of Common Stock or Class B Common Stock, as appropriate, of GCG for each share of such stock they held as of the record date. Each whole right entitled its holder to purchase one share of Common Stock or Class B Common Stock, as appropriate, for a subscription price of $0.62 per share. The proceeds to GCG from this issuance of Common Stock and Class B Common Stock were approximately $10.0 million and were contributed to GCIP in exchange for additional shares of its common stock. GCIP will use the equity contribution to pay costs related to the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada and for general corporate purposes.

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Financial Condition

March 31, 2001 Compared with December 31, 2000

         Cash and cash equivalents were $21.7 million at March 31, 2001 compared with $18.4 million at December 31, 2000. During the first three months of 2001, the Company generated cash flow from operating activities of $4.7 million, and used cash of $1.4 million for capital expenditures.

         The Company had working capital of $42.0 million at March 31, 2001 as compared with $46.6 million at December 31, 2000. This decrease in working capital principally reflects lower receivables and other current assets due to the receipt of $4.3 million of income tax refunds, partially offset by higher cash balances and lower accounts payable.

         On May 14, 2001, GCG issued 13,072,608 shares of Common Stock and 3,056,425 shares of Class B Common Stock in connection with GCG's rights offering. Pursuant to the rights offering, the holders of record of GCG's Common Stock and Class B Common Stock as of April 16, 2001 received, at no cost, 0.7 rights to purchase one share of Common Stock or Class B Common Stock, as appropriate, of GCG for each share of such stock they held as of the record date. Each whole right entitled its holder to purchase one share of Common Stock or Class B Common Stock, as appropriate, for a subscription price of $0.62 per share. The proceeds to GCG from this issuance of Common Stock and Class B Common Stock were approximately $10.0 million and were contributed to GCIP in exchange for additional shares of its common stock. GCIP will use the equity contribution to pay costs related to the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada and for general corporate purposes.

         The Company is significantly leveraged. At March 31, 2001, outstanding indebtedness consisted of $100 million of Senior Subordinated Notes and $47.0 million outstanding under the Senior Secured Credit Facility. The Company recently finalized several amendments to the financial covenants and other terms of its Senior Secured Credit Facility. These amendments provide for more flexible financial covenants for 2001 and 2002 in exchange for more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, sales of assets, payment of dividends or other distributions to shareholders and related matters during these two years. In addition, the maximum amount the Company can borrow under its Senior Secured Credit Facility during 2001 and 2002 was reduced from $85 million to $70 million. The Company's leverage and debt service requirements, among other things, (1) impose operating and financial restrictions on the Company, (2) increase its vulnerability to economic downturns, (3) potentially limit the Company's ability to respond to competitive pressures, and (4) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes.

Results of Operations

March 31, 2001 Compared with March 31, 2000

         Net revenues for the three month period ended March 31, 2001 decreased $0.6 million to $65.3 million from $65.9 million in the comparable prior year period.

         Gross profit for the three month period ended March 31, 2001 decreased $7.2 million to $0.8 million from $8.3 million in the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended March 31, 2001 decreased to 1 percent from 13 percent for the same period in 2000. These decreases were primarily due to higher energy costs as well as costs incurred to start up operations at our Manistee, Michigan calcium chloride facility.

         Selling, general and administrative expense as a percentage of net revenues for the three month period ended March 31, 2001 was unchanged from the same period in 2000 at 6 percent.

         Interest expense for the three month period ended March 31, 2001 increased $0.2 million to $4.1 million, from $3.9 million in the comparable prior year period. The increase is a result of amendments to the Company's Senior Secured Credit Facility.

         Minority interest for the three month period ended March 31, 2001 decreased $2.2 million to $0.9 million, from $3.1 million in the comparable prior year period. The decrease reflects lower earnings at General Chemical (Soda Ash) Partners primarily due to higher energy costs.

         Net loss was $8.2 million for the three month period ended March 31, 2001, versus $1.3 million for the comparable period in 2000, for the foregoing reasons.


Item 3.  Qualitative and Quantitative Disclosures about Market Risk

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates.

Interest Rates

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $100 million in notes as of March 31, 2001 because the notes are at a fixed interest rate.

         However the Company does have cash flow exposure on its committed and uncommitted bank line of credit as interest is based on a floating rate. At March 31, 2001 the Company had $47.0 million in borrowings under the line of credit that had variable pricing. Accordingly, a 1 percent change in the floating rate will result in interest expense fluctuating annually by approximately $0.5 million.

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

    None

(b) No reports were filed on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                -----------------------------------------
                                              Registrant



Date  May 15, 2001              /s/ Delyle W. Bloomquist
      ----------------              ---------------------------
                                    Delyle W. Bloomquist
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director


Date  May 15, 2001              /s/ David S. Graziosi
      ----------------              ---------------------------
                                    David S. Graziosi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and  Accounting Officer
                                    and Director)