Form 10-Q
period 2001-06-30
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2001-08-14
CIK 1088382

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    (Mark One)

   X                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
--------               OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 2001
                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--------            OF THE SECURITIES EXCHANGE ACT OF 1934


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

===============================================================================

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          And Six Months Ended June 30, 2000 and 2001...................................      1

         Consolidated Balance Sheets - December 31, 2000 and
          June 30, 2001.................................................................      2

         Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 2000 and 2001..................................................      3

         Notes to Consolidated Financial Statements.....................................     4-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................................     8-9

     Item 3.  Qualitative and Quantitative Disclosures about Market Risk................     10

PART II.  OTHER INFORMATION:


     Item 4.  Exhibits and Reports on Form 8-K..........................................     10

     SIGNATURES.........................................................................     11

                          Part I. Financial Information


Item 1.  Financial Statements


                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                --------------------       ---------------------
                                                                  2000        2001            2000         2001
                                                                  ----        ----            ----         ----
Net sales..................................................     $80,013     $ 79,369       $145,922     $144,695
Cost of sales..............................................      70,863       69,319        128,470      133,803
Selling, general and administrative expense................       4,070        4,008          8,255        8,122
Restructuring  charge .....................................           -        1,721              -        1,721
                                                                 -------    --------       --------     --------
Operating profit...........................................       5,080        4,321          9,197        1,049
Interest expense...........................................       3,892        3,972          7,773        8,048
Interest income............................................         238          186            544          420
Other expense, net.........................................          61           80             72          167
                                                                 -------    --------       --------     --------
Income (loss) before income taxes and minority interest....       1,365          455          1,896       (6,746)
Minority interest..........................................       2,375        1,463          5,426        2,318
                                                                 -------    --------       --------     --------
Loss before income taxes...................................      (1,010)      (1,008)        (3,530)      (9,064)
Income tax (benefit) provision.............................      (1,195)           2         (2,459)         133
                                                                 -------    --------       --------     --------
           Net income (loss) ..............................      $  185     $ (1,010)      $ (1,071)    $ (9,197)
                                                                 ======     ========       ========     ========


See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)



                                                                            December 31,    June 30,
                                                                               2000          2001
                                                                               ----          ----
                                                                                          (unaudited)
                                     ASSETS
Current assets:
       Cash and cash equivalents......................................       $ 18,419        $ 15,567
       Receivables, net...............................................         58,872          60,341
       Inventories....................................................         21,707          22,830
       Deferred income taxes..........................................          8,455           8,039
       Other current assets...........................................         13,792           8,324
                                                                             --------        --------
          Total current assets........................................        121,245         115,101
Property, plant and equipment, net....................................        108,883         104,221
Other assets                                                                   18,424          14,595
                                                                             --------        --------
          Total assets................................................       $248,552        $233,917
                                                                             ========        ========

                        LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
      Accounts payable................................................       $ 32,097        $ 25,303
      Accrued liabilities.............................................         42,595          35,509
                                                                             --------        --------
          Total current liabilities...................................         74,692          60,812
Long-term debt........................................................        149,314         148,625
Other liabilities.....................................................         81,962          81,908
                                                                             --------        --------
          Total liabilities...........................................        305,968         291,345
                                                                             --------        --------
Minority interest.....................................................         41,446          40,551
Equity (Deficit):
      Common Stock, $.01 par value; authorized 1,000
        shares; issued and outstanding: 1,000 shares at
        December 31, 2000 and June 30, 2001, respectively.............             --              --
      Capital deficit.................................................        (54,057)        (44,502)
      Accumulated other comprehensive loss............................         (1,365)           (840)
      Retained earnings...............................................        (43,440)        (52,637)
                                                                             --------        --------
      Total equity (deficit)..........................................        (98,862)        (97,979)
                                                                             --------        --------
          Total liabilities and equity (deficit)......................       $248,552        $233,917
                                                                             ========        ========


See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                                         --------
                                                                                      2000             2001
                                                                                      ----             ----
Cash flows from operating activities:
       Net loss..............................................................       $ (1,071)       $ (9,197)
       Adjustments to reconcile net loss to net cash
         used by operating activities
         provided by operating activities:
         Depreciation and amortization.......................................          9,741           9,474
         Increase in receivables.............................................         (5,857)         (1,469)
         Decrease (increase) in inventories..................................          2,122          (1,123)
         Increase (decrease) in accounts payable.............................          1,929          (6,794)
         Decrease in accrued liabilities.....................................         (2,744)         (7,086)
         (Increase) decrease in other liabilities and assets, net............         (4,252)          9,267
         Decrease in minority interest.......................................         (1,069)           (895)
                                                                                     -------         -------
             Net cash used by operating activities...........................         (1,201)         (7,823)
                                                                                     -------         -------
Cash flows from investing activities:
       Capital expenditures..................................................         (6,254)         (4,584)
                                                                                     -------         -------
             Net cash used for investing activities..........................         (6,254)         (4,584)
                                                                                     -------         -------
Cash flows from financing activities:
       Capital contribution..................................................             --          10,000
       Other financing activities............................................             45            (445)
                                                                                     -------         -------
             Net cash provided by financing activities.......................             45           9,555
                                                                                     -------         -------
Decrease in cash and cash equivalents........................................         (7,410)         (2,852)
Cash and cash equivalents at beginning of period.............................         24,688          18,419
                                                                                     -------         -------
Cash and cash equivalents at end of period...................................        $17,278         $15,567
                                                                                     =======         =======

Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the period for:
         Interest............................................................        $ 7,361         $ 7,441
         Taxes...............................................................             --          (4,264)



See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCIP and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 included in the Form 10-K.

         In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that the adoption of these standards will have a material impact on the Company's financial position or results of operations.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

Note 2 - Comprehensive Loss

         Total comprehensive loss is comprised of net loss and foreign currency translation gains and (losses). Total comprehensive loss for the six months ended June 30, 2000 and 2001 was ($1,289) and ($8,672), respectively.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Note 3 - Additional Financial Information

       The components of inventories were as follows:

                                                                       December 31,       June 30,
                                                                          2000             2001
                                                                          ----             ----
                                                                                        (unaudited)
               Raw materials......................................      $ 3,165           $ 1,446
               Work in process....................................        1,665             2,844
               Finished products..................................       10,743            12,227
               Supplies and containers............................        6,134             6,313
                                                                        -------           -------
                                                                        $21,707           $22,830
                                                                        =======           =======

Note 4 - Restructuring

         In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. The restructuring involves the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring accrual at December 31, 2000 was $16.1 million. Spending against this accrual was $4.9 million during the six months ended June 30, 2001.

         In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits.

Note 5 - Capital Contribution

         On May 14, 2001, The General Chemical Group Inc. ("GCG") raised $10.0 million of equity through a rights offering in which the shareholders of GCG received rights to subscribe for and purchase newly issued shares of GCG's common stock. The proceeds to GCG were contributed to the Company and will be used to pay costs related to the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada and for general corporate purposes.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)



Note 6 - Related Party Transactions

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of GCG) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $773 and $798 for the six months ended June 30, 2000 and 2001, respectively.

Transition Support Agreement

         The Company and GenTek Inc. ("GenTek") have entered into various transition agreements that provide mechanisms for an orderly transition following the spin-off of GenTek from the Company. For the six months ended June 30, 2000 and 2001, the Company paid GenTek $900 and $678 related to these transition agreements.

Other Transactions

         The Company supplies soda ash to GenTek. For the six months ended June 30, 2000 and 2001, sales to GenTek amounted to $2,422 and $2,111, respectively.

Note 7 - Geographic Information

                                                              Net Sales              Operating Profit (Loss)
                                                               June 30,                      June 30,
                                                               --------                      --------
                                                        2000          2001               2000          2001
                                                        ----          ----               ----          ----
     United States.............................     $108,955          $114,119       $10,174         $ 3,609
     Foreign  .................................       52,926            51,816          (977)         (2,560)
     Elimination ..............................      (15,959)          (21,240)           --              --
                                                    --------          --------       -------         -------
                                                    $145,922          $144,695       $ 9,197         $ 1,049
                                                    ========          ========       =======         =======


         Operating profit (loss) for the foreign segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                For the three and six months ended June 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


Note 8 - Segment Information

         Industry segment information is summarized as follows:

                                                         Three Months Ended             Six Months Ended
                                                             June 30,                       June 30,
                                                             --------                       --------
                                                          2000        2001             2000            2001
                                                          ----        -----            ----            ----
     Net sales:
          Soda Ash.............................        $62,267       $59,623        $118,385        $114,045
          Calcium Chloride.....................         17,747        19,746          27,537          30,650
                                                      --------       -------        --------        --------
                       Total Segment...........       $ 80,014       $79,369        $145,922        $144,695
                                                      ========       =======        ========        ========

     Income (loss) before income taxes:
          Soda Ash.............................       $    (60)      $   954        $   1,418        $(1,375)
          Calcium Chloride.....................          3,761         2,246            4,140          1,147
                                                      --------       -------        ---------       --------
                       Total Segment...........          3,701         3,200            5,558           (228)

     Eliminations and other
          corporate expenses...................         (4,711)       (4,208)          (9,088)        (8,969)
                                                      ---------     --------       ----------       --------
                                                      $ (1,010)      $(1,008)       $  (3,530)      $ (9,197)
                                                      =========     ========       ==========       ========

         Income (loss) before income taxes for the soda ash segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

June 30, 2001 Compared with December 31, 2000

Financial Condition

         Cash and cash equivalents were $15.6 million at June 30, 2001 compared with $18.4 million at December 31, 2000. During the first six months of 2001, the Company used cash flow from operating activities of $7.8 million, used cash of $4.6 million for capital expenditures and provided cash flow from financing activities of $9.6 million.

         The Company had working capital of $54.3 million at June 30, 2001 as compared with $46.6 million at December 31, 2000. The increase in working capital principally reflects higher receivables and inventories and lower accrued liabilities partially offset by lower cash balances and other current assets due to the receipt of $4.3 million of income tax refunds.

         On May 14, 2001, The General Chemical Group Inc. ("GCG") raised $10.0 million of equity through a rights offering in which the shareholders of GCG received rights to subscribe for and purchase newly issued shares of GCG's common stock. The proceeds to GCG were contributed to the Company and will be used to pay costs related to the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada and for general corporate purposes.

         The Company is significantly leveraged. At June 30, 2001, outstanding indebtedness consisted of $100 million of Senior Subordinated Notes and $48.6 million outstanding under the Senior Secured Credit Facility. The Company amended the financial covenants and other terms of its Senior Secured Credit Facility on March 7, 2001. These amendments provide for more flexible financial covenants for 2001 and 2002 in exchange for more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, sales of assets, payment of dividends or other distributions to shareholders and related matters during these two years. In addition, the maximum amount the Company can borrow under its Senior Secured Credit Facility during 2001 and 2002 was reduced from $85 million to $70 million. The Company's leverage and debt service requirements, among other things, (1) impose operating and financial restrictions on the Company, (2) increase its vulnerability to economic downturns, (3) potentially limit the Company's ability to respond to competitive pressures, and (4) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes.

Results of Operations

         Net sales for the three and six month periods ended June 30, 2001 decreased 0.1 percent and 0.1 percent to $79.4 million and $144.7 million, respectively, from $80.0 million and $145.9 million for the comparable prior year periods.

         Gross profit for the three month period ended June 30, 2001 increased $0.9 million to $10.1 million from $9.2 million for the comparable prior year period. Gross profit as a percentage of net sales for the three month period ended June 30, 2001 increased to 12.7 percent from 11.4 percent for the same period in 2000. Gross profit for the six month period ended June 30, 2001 decreased $6.6 million to $10.9 million from $17.5 million for the comparable prior year period. Gross profit as a percentage of net sales for the six month period ended June 30, 2001 decreased to 7.5 percent from 12.0 percent for the same period in 2000. This decrease was primarily due to higher energy costs at General Chemical (Soda Ash) Partners as well as costs incurred to start up operations at our Manistee, Michigan calcium chloride facility, partially offset by higher calcium chloride prices and lower operating costs resulting from the April 2001 idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada.

         Selling, general and administrative expense as a percentage of net sales for the three and six month period ended June 30, 2001 and 2000 decreased to 5.0 percent from 5.1 percent and to 5.6 percent from 5.7 percent.

         In the second quarter, the Company recorded a restructuring charge of $1.7 million for revised actuarial estimates of employee termination benefits.

         Interest expense for the three and six month periods ended June 30, 2001 was $4.0 million and $8.0 million, which was $0.1 million and $0.2 million higher, respectively, than the comparable prior period levels as a result of amendments to the Company's Senior Secured Credit Facility.

         Minority interest for the three and six month periods ended June 30, 2001 was $1.5 million and $2.3 million, respectively, versus $2.4 million and $5.4 million for the same period in 2000. The decreases in both periods reflect lower earnings at General Chemical (Soda Ash) Partners primarily due to higher energy costs.

         Net income (loss) was ($1.0) million and ($9.2) million for the three and six month periods ended June 30, 2001, respectively, versus net income
(loss) of $0.2 million and ($1.1) million for the comparable prior year periods, for the foregoing reasons.

Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company expects to adopt this statement during the first quarter of fiscal 2002. Management does not believe that the adoption of these standards will have a material impact on the Company's financial position or results of operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest and foreign exchange rates.

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's obligations under its Senior Secured Credit Facility as interest for the loans is based on a floating rate. The Company has no cash flow exposure due to rate changes on its fixed interest rate under the $100 million Senior Subordinated Notes as of June 30, 2001.

         At June 30, 2001 the Company had $48.6 million in borrowings under the Senior Secured Credit Facility. Accordingly, a one percent change in the floating rate will result in interest expense fluctuating annually by approximately $0.5 million.

         The Company is also exposed to foreign exchange risk primarily to the extent of adverse fluctuation in the Canadian dollar.

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


Item 4. Exhibits and Reports on Form 8-K

(a) Exhibits:

    None

(b) Reports on Form 8-K:

    None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                               ------------------------------------------------
                                               Registrant


Date   August 14, 2001             /s/ De Lyle W. Bloomquist
       -------------------         ------------------------------------------
                                   De Lyle W. Bloomquist
                                   President and Chief Executive Officer
                                   (Principal Executive Officer) and Director


Date   August 14, 2001             /s/ David S. Graziosi
       -------------------         ------------------------------------------
                                   David S. Graziosi
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)