Form 10-Q
period 2001-09-30
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2001-11-14
CIK 1088382

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    (Mark One)

         X                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    -----------
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 2001
                                               OR
                        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    -----------
                             OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I. FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          And Nine Months Ended September 30, 2000 and 2001.........................................      1

         Consolidated Balance Sheets - December 31, 2000 and
          September 30, 2001........................................................................      2

         Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 2000 and 2001.........................................................      3

         Notes to Consolidated Financial Statements.................................................     4-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................................     8-9

     Item 3.  Qualitative and Quantitative Disclosures about Market Risk............................     10

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K......................................................     10

     SIGNATURES.....................................................................................     11

                          Part I. Financial Information


Item 1. Financial Statements


                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                                         Three Months Ended               Nine Months Ended
                                                                            September 30,                   September 30,
                                                                      ----------------------           ---------------------
                                                                        2000         2001              2000            2001
                                                                        ----         ----              ----            ----
Net sales.......................................................       $74,302     $ 73,201          $220,224       $217,896
Cost of sales...................................................        64,507       65,532           192,977        199,335
Selling, general and administrative expense.....................         4,468        3,886            12,723         12,008
Restructuring  charge ..........................................             -            -                 -          1,721
                                                                       -------     --------          --------      ---------
Operating profit ...............................................         5,327        3,783            14,524          4,832
Interest expense................................................         3,977        3,817            11,750         11,865
Gain on sale of assets..........................................         7,699            -             7,699              -
Interest income.................................................           289          138               833            558
Other (income) expense, net.....................................           (48)         303                24            470
                                                                       -------     --------          --------      ---------
Income (loss) before income taxes and minority interest.........         9,386         (199)           11,282         (6,945)
Minority interest...............................................         4,096        1,765             9,522          4,083
                                                                       -------     --------          --------      ---------
Income (loss) before income taxes...............................         5,290       (1,964)            1,760        (11,028)
Income tax provision (benefit) .................................         2,027           21              (432)           154
                                                                       -------     --------          --------      ---------
           Net income (loss)....................................       $ 3,263     $ (1,985)          $ 2,192      $ (11,182)
                                                                       =======     =========          =======      =========






        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                     ASSETS

                                                                                        December 31,    September 30,
                                                                                            2000             2001
                                                                                           ----             ----
                                                                                                         (unaudited)
Current assets:
       Cash and cash equivalents................................................        $  18,419       $  22,073
       Receivables, net.........................................................           58,872          46,508
       Inventories..............................................................           21,707          20,969
       Deferred income taxes....................................................            8,455           7,999
       Other current assets.....................................................           13,792           7,144
                                                                                        ---------       ---------
          Total current assets..................................................          121,245         104,693
Property, plant and equipment, net..............................................          108,883         102,576
Other assets....................................................................           18,424          19,343
                                                                                        ---------       ---------
          Total assets..........................................................        $ 248,552       $ 226,612
                                                                                        =========       =========

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable..........................................................        $  32,097       $  23,325
      Accrued liabilities.......................................................           42,595          34,952
                                                                                        ---------       ---------
          Total current liabilities.............................................           74,692          58,277
Long-term debt..................................................................          149,314         146,879
Other liabilities...............................................................           81,962          79,826
                                                                                        ---------       ---------
          Total liabilities.....................................................          305,968         284,982
Minority interest...............................................................           41,446          38,931
Equity (Deficit):
      Common Stock, $.01 par value; authorized,
        issued and outstanding:  1,000 shares at
        December 31, 2000 and September 30, 2001, respectively..................               --              --
      Capital deficit...........................................................          (54,057)        (43,698)
      Accumulated other comprehensive income (loss).............................           (1,365)          1,019
      Accumulated deficit.......................................................          (43,440)        (54,622)
                                                                                        ----------      ----------
      Total equity (deficit)....................................................          (98,862)        (97,301)
                                                                                        ---------       ---------
          Total liabilities and equity (deficit)................................        $ 248,552       $ 226,612
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

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                     -------------------
                                                                                     2000          2001
                                                                                     ----          ----
Cash flows from operating activities:
       Net income (loss) ....................................................     $  2,192      $ (11,182)
       Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization.......................................       14,504         13,356
         Gain on sale of assets..............................................       (7,699)            --
         (Increase) decrease in receivables..................................         (258)        12,364
         Decrease in inventories.............................................        1,587            738
         Decrease in accounts payable........................................         (631)        (8,772)
         Decrease in accrued liabilities.....................................       (1,129)        (7,643)
         (Increase) decrease in other liabilities and assets, net............         (678)         3,914
         Increase (decrease) in minority interest............................          602         (2,515)
                                                                                  --------      ---------
             Net cash provided by operating activities.......................        8,490            260
                                                                                  --------      ---------

Cash flows from investing activities:
       Capital expenditures..................................................      (12,125)        (7,183)
       Disposals of property, plant and equipment............................          381            218
       Proceeds from sale of assets..........................................        8,080             --
                                                                                  --------      ---------
             Net cash used for investing activities..........................       (3,664)        (6,965)
                                                                                  --------      ---------
Cash flows from financing activities:
       Capital contribution..................................................           --         10,000
       Other financing activities............................................         (165)           359
                                                                                  --------      ---------
             Net cash (used in) provided by financing activities.............         (165)        10,359
                                                                                  --------      ---------
Increase in cash and cash equivalents........................................        4,661          3,654
Cash and cash equivalents at beginning of period.............................       24,688         18,419
                                                                                  --------      ---------
Cash and cash equivalents at end of period...................................     $ 29,349      $  22,073
                                                                                  ========      =========

Supplemental disclosure of cash flow information:
       Cash paid (refunded) during the period for:
         Interest............................................................     $  8,438      $   8,315
         Taxes...............................................................           --         (4,294)





        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the three and nine months ended September 30, 2001
                             (Dollars in thousands)
                                   (unaudited)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCIP and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 included in the Form 10-K.

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

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective January 1, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             For the three and nine months ended September 30, 2001
                             (Dollars in thousands)
                                   (unaudited)

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

Note 2 - Comprehensive Income (Loss)

         Total comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains (losses). Total comprehensive income (loss) for the nine months ended September 30, 2000 and 2001 was $1,780 and ($8,798) respectively.

Note 3 - Additional Financial Information

       The components of inventories were as follows:                 December 31,      September 30,
                                                                          2000              2001
                                                                          ----              ----
                                                                                        (unaudited)
               Raw materials......................................      $   3,165       $   1,517
               Work in process....................................          1,665           1,670
               Finished products..................................         10,743          11,287
               Supplies and containers............................          6,134           6,495
                                                                        ---------       ---------
                                                                        $  21,707       $  20,969
                                                                        =========       =========

Note 4 - Restructuring

         In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. The restructuring involves the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring accrual at December 31, 2000 was $16.1 million. Spending against this accrual was $7.3 million during the nine months ended September 30, 2001.

         In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits.

Note 5 - Capital Contribution

         On May 14, 2001, The General Chemical Group Inc. ("GCG") raised $10.0 million of equity through a rights offering in which the shareholders of GCG received rights to subscribe for and purchase newly issued shares of GCG's common stock. The proceeds to GCG were contributed to the Company and will be used to pay costs related to the idling of the Company's synthetic soda ash productions capacity in Amherstburg, Ontario, Canada and for general corporate purposes.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             For the three and nine months ended September 30, 2001
                             (Dollars in thousands)
                                   (unaudited)

Note 6 - Related Party Transactions

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $1,161 and $1,210 for the nine months ended September 30, 2000 and 2001, respectively.

Transition Support Agreement

         The Company and GenTek Inc. ("GenTek") have entered into various transition agreements that provide mechanisms for an orderly transition following the spin-off of GenTek from the Company. For the nine months ended September 30, 2000 and 2001, the Company paid GenTek $1,296 and $1,016 related to these transition agreements.

 Other Transactions

         The Company supplies soda ash to GenTek. For the nine months ended September 30, 2000 and 2001, sales to GenTek amounted to $3,390 and $3,036, respectively.

Note 7 - Geographic Information

                                                             Net Sales                 Operating Profit (Loss)
                                                         Nine Months Ended                Nine Months Ended
                                                           September 30,                     September 30,
                                                        --------------------              ------------------
                                                        2000            2001              2000          2001
                                                        ----            ----              ----          ----
     United States.............................     $   161,304       $173,191       $   17,841    $    7,358
     Foreign  .................................          82,744         78,154           (3,317)       (2,526)
     Elimination ..............................         (23,824)       (33,449)              --            --
                                                    ------------       --------      ----------    ----------
                                                    $   220,224       $217,896       $   14,524    $    4,832
                                                    ===========       ========       ==========    ==========

         Operating profit for the foreign segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
             For the three and nine months ended September 30, 2001
                             (Dollars in thousands)
                                   (unaudited)

Note 8 - Segment Information

         Industry segment information is summarized as follows:

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                          ----------------------           --------------------
                                                          2000            2001             2000            2001
                                                          ----            -----            ----            ----
     Net sales:
          Soda Ash.............................       $    61,576    $    57,612        $  179,961     $  171,657
          Calcium Chloride.....................            12,726         15,589            40,263         46,239
                                                      -----------    -----------        ----------     ----------
                       Total Segment...........       $    74,302    $    73,201        $  220,224     $  217,896
                                                      ===========    ===========        ==========     ==========

     Income (loss) before income taxes:
          Soda Ash.............................       $     1,249    $     2,441        $    2,667     $    1,199
          Calcium Chloride.....................             1,148           (175)            5,288            972
                                                      -----------    -----------        -----------    ----------
                       Total Segment...........             2,397          2,266             7,955          2,171

     Eliminations and other
          corporate expenses...................             2,893         (4,230)           (6,195)       (13,199)
                                                      -----------    -----------        -----------    -----------
                                                      $     5,290    $    (1,964)       $    1,760     $  (11,028)
                                                      ===========    ===========        ===========    ===========

         Income (loss) before income taxes for the soda ash segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001. Income (loss) before income taxes for elimination and other corporate expenses includes a gain on sale of assets of $7,699 recorded in the third quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

September 30, 2001 Compared with December 31, 2000
--------------------------------------------------

Financial Condition
-------------------

         Cash and cash equivalents were $22.1 million at September 30, 2001 compared with $18.4 million at December 31, 2000. During the first nine months of 2001, the Company provided cash flow from operating activities of $.3 million, used cash of $7.0 million for capital expenditures and provided cash flow from financing activities of $10.4 million.

         The Company had working capital of $46.4 million at September 30, 2001 as compared with $46.6 million at December 31, 2000. The decrease in working capital principally reflects lower receivables and other current assets, due to the receipt of $4.3 million of income tax refunds partially offset by lower accounts payable and accrued liabilities, and higher cash balances.

         The Company is significantly leveraged. At September 30, 2001, outstanding indebtedness consisted of $100 million of Senior Subordinated Notes and $46.9 million outstanding under the Senior Secured Credit Facility. The Company amended the financial covenants and other terms of its Senior Secured Credit Facility on March 7, 2001. These amendments provide for more flexible financial covenants for 2001 and 2002 in exchange for more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, sales of assets, payment of dividends or other distributions to shareholders and related matters during these two years. In addition, the maximum amount the Company can borrow under its Senior Secured Credit Facility during 2001 and 2002 was reduced from $85 million to $70 million. The Company's leverage and debt service requirements, among other things, (1) impose operating and financial restrictions on the Company, (2) increase its vulnerability to economic downturns, (3) potentially limit the Company's ability to respond to competitive pressures, and (4) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes.

Results of Operations
---------------------

September 30, 2001 Compared with December 31, 2000
--------------------------------------------------

         Net sales for the three and nine month periods ended September 30, 2001 decreased 1.5 percent and 1.1 percent to $73.2 million and $217.9 million, respectively, from $74.3 million and $220.2 million for the comparable prior year periods.

         Gross profit for the three month period ended September 30, 2001 decreased $2.1 million to $7.7 million from $9.8 million for the comparable prior year period. Gross profit as a percentage of net sales for the three month period ended September 30, 2001 decreased to 10.5 percent from 13.2 percent for the same period in 2000. Gross profit for the nine month period ended September 30, 2001 decreased $8.7 million to $18.6 million from $27.3 million for the comparable prior year period. Gross profit as a percentage of net sales for the nine month period ended September 30, 2001 decreased to 8.5 percent from 12.4 percent for the same period in 2000. This decrease was primarily due to higher energy costs at General Chemical (Soda Ash) Partners as well as costs incurred to start up operations at our Manistee, Michigan calcium chloride facility, partially offset by higher calcium chloride prices and lower operating costs resulting from the April 2001 idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada.

         Selling, general and administrative expense as a percentage of net sales for the three and nine month period ended September 30, 2001 and 2000 decreased to 5.3 percent from 6.0 percent and to 5.5 percent from 5.8 percent.

         In the second quarter of 2001, the Company recorded a restructuring charge of $1.7 million for revised actuarial estimates of employee termination benefits.

         In the third quarter of 2000, the Company sold a quarry at its Amherstburg, Ontario location for $8.1 million resulting in a pre-tax gain of $7.7 million.

         Interest expense for the three and nine month periods ended September 30, 2001 was $3.8 million and $11.9 million, which was $0.2 million lower and $0.1 million higher, respectively, than the comparable prior period levels as a result of lower interest rates and amendments to the Company's Senior Secured Credit Facility.

         Minority interest for the three and nine month periods ended September 30, 2001 was $1.8 million and $4.1 million, respectively, versus $4.1 million and $9.5 million for the same period in 2000. The decreases in both periods reflect lower earnings at General Chemical (Soda Ash) Partners primarily due to higher energy costs.

         Net loss was ($2.0) million and ($11.2) million for the three and nine month periods ended September 30, 2001, respectively, versus net income of $3.3 million and $2.2 million for the comparable prior year periods, for the foregoing reasons.

Accounting Pronouncements
-------------------------

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

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective January 1, 2003. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective January 1, 2002. The Company does not believe that the adoption of this pronouncement will have a material impact on the consolidated results of operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest and foreign exchange rates.

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's obligations under its Senior Secured Credit Facility as interest for the loans is based on a floating rate. The Company has no cash flow exposure due to rate changes on its fixed interest rate under the $100 million Senior Subordinated Notes as of September 30, 2001.

         At September 30, 2001 the Company had $46.9 million in borrowings under the Senior Secured Credit Facility. Accordingly, a one percent change in the floating rate will result in interest expense fluctuating annually by approximately $0.5 million.

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




                                  GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                                 Registrant



Date   November 14, 2001      /s/ De Lyle W. Bloomquist
       --------------------       ----------------------------------------------
                                  De Lyle W. Bloomquist
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) and Director



Date   November 14, 2001      /s/ David S. Graziosi
       --------------------       ----------------------------------------------
                                  David S. Graziosi
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)