Form 10-K405
period 2001-12-31
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2002-03-29
CIK 1088382

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

(MARK ONE)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   [X]         OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    The number of outstanding shares of the Registrant's Common Stock as of March 1, 2002 was 1,000, all of which shares are owned by The General Chemical Group Inc. There is no market for the Registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The Proxy Statement of the Registrant's parent Company, The General Chemial Group Inc., for the Annual Meeting of Stockholders to be held on May 8, 2002 is incorporated by reference into Part III.

________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

GENERAL

    General Chemical Industrial Products Inc. (the 'Company' or 'GCIP'), a wholly-owned subsidiary of The General Chemical Group Inc. ('General Chemical Group' or 'GCG'), is a leading producer of soda ash and calcium chloride in North America. The Company's soda ash is used in the manufacture of glass, sodium-based chemicals (such as baking soda), detergents, paper, textiles, food and many other familiar consumer products. The Company's calcium chloride is used primarily by highway and road maintenance organizations for dust control and roadbed stabilization during the summer and for de-icing roads and sidewalks during the winter.

    The Company was formed on April 30, 1999, when General Chemical Group completed the separation of its Manufacturing and Performance Products businesses from its soda ash and calcium chloride businesses through a spinoff (the 'Spinoff'), which GCG effected by distributing the stock of GenTek Inc. ('GenTek'), its wholly-owned subsidiary, on a pro rata basis to its shareholders. In connection with the Spinoff, General Chemical Group transferred all of its soda ash and calcium chloride businesses to the Company. The Company is GCG's principal asset, and GCG owns all of the share capital of the Company. General Chemical Group's common stock is listed on the Over the Counter (OTC) Bulletin Board under the symbol 'GNMP'.

    The Company produces natural soda ash from trona ore, the raw material precursor of soda ash, at its Green River, Wyoming facility, where it has access to the largest and most economically recoverable trona ore deposits in the world. The Company operates its Green River facility through General Chemical (Soda Ash) Partners ('GCSAP'), a partnership with subsidiaries of ACI International Limited and TOSOH Corporation. The Company owns a 51% equity interest and is the managing partner of this partnership. ACI International Limited is a subsidiary of Owens-Illinois, Inc., one of the world's largest consumers of soda ash. TOSOH Corporation is a leading chemical company and a distributor of soda ash in Japan. The Company produces calcium chloride at its facilities in Amherstburg, Ontario, Canada and Manistee, Michigan.

    Prior to 2000, the Company manufactured calcium chloride solely at its production facility in Amherstburg, Ontario, Canada. However, to expand its presence and product offerings in the calcium chloride market, the Company acquired a calcium chloride production facility in Manistee, Michigan from Ambar Chemical, Inc. in October 2000, and secured a brine feedstock source for its facilities in Amherstburg and Manistee through December 31, 2002. The Company has undertaken a program to develop brine well networks at its Amherstburg and Manistee facilities to supplement or replace, if necessary, the third party brine supply contract in the event the Company is unable to extend the contract on satisfactory terms prior to January 1, 2003. In addition, the Company recently entered into a joint venture with Tangshan Sanyou (Alkali) Group Ltd. for the marketing and sale of calcium chloride in Asia, Europe, Africa and the Middle East. The joint venture, General Chemical Tangshan Sanyou Company Ltd., plans to construct a 100,000 ton calcium chloride production facility in China.

    The Company idled approximately 500,000 tons per year of synthetic soda ash production capacity at its Amherstburg, Ontario, Canada facility in April 2001. The Company continues producing calcium chloride in Amherstburg. The capacity idled constituted approximately 15% of the Company's total soda ash production capacity, and all of the Company's synthetic soda ash production capacity. The Company idled this capacity because it required substantially more resources -- principally energy and necessary capital improvements -- for the Company to manufacture synthetic soda ash at Amherstburg than to manufacture natural soda ash at its production facility in Green River, Wyoming. The Company shifted production from its relatively high-cost synthetic soda ash facility in Amherstburg to its lower-cost natural soda ash facility in Green River, thereby eliminating cash operating losses incurred in operating the Amherstburg facility and reduced its exposure to fluctuations in energy prices. The Company has the flexibility to resume its Amherstburg soda ash operations if market conditions dictate. Until such time, the Company continues to serve customers of its Amherstburg soda ash facility from its facility in Green River and, where appropriate, through resale arrangements with other soda ash producers.

THE SODA ASH AND CALCIUM CHLORIDE BUSINESSES

SODA ASH

    Soda ash is used in the manufacture of glass, sodium-based chemicals, detergents, paper and other consumer products. It is also used in water treatment, pulp and paper and other industrial end-use applications. Approximately one-half of global soda ash demand is attributable to glass production. The glass production market is comprised of manufacturers of bottles and other containers, commercial, residential and automobile windows, mirrors, fiberglass, television tubes, lighting ware, tableware, glassware and laboratory ware.

    The following table sets forth estimated global end-market soda ash consumption in 2001, by volume (1):

Glass.......................................................   54%
Chemicals...................................................   21%
Detergents..................................................   11%
Water treatment and other...................................   14%

---------

(1) Developed from industry sources.

    Management estimates the total annual world market for soda ash to be approximately 39 million tons. Management estimates that the Company accounted for approximately 6% of worldwide production in 2001. All of the soda ash produced in the United States is natural soda ash, while overseas manufacturers produce primarily synthetic soda ash. Production of natural soda ash, in which the Company specializes, requires significantly less energy and raw materials than synthetic soda ash production, and as a result is a significantly less costly process. This cost differential allows the Company and other United States producers to competitively export significant volumes of natural soda ash to international markets. Management estimates that United States producers exported 4 million tons of soda ash in 2001. The United States producers export soda ash primarily through American Natural Soda Ash Company ('ANSAC'), the export cooperative of United States producers, which enhances the United States producers' low cost position by leveraging the cooperative's global sales and marketing operations and creating distribution economies of scale.

    Exports. Almost all of the soda ash produced outside the United States is synthetic soda ash, which involves significantly more energy, labor and raw materials than the natural refining process used in the United States and, as a result, its process is significantly more costly. The production cost differential between natural and synthetic soda ash is generally sufficient to offset the costs of transporting U.S. produced soda ash into export markets, allowing the U.S. producers of natural soda ash to compete in most geographic regions with local sources of synthetically produced soda ash.

    The Company, along with the other five U.S. producers of natural soda ash, is a member of ANSAC, a soda ash export cooperative organized in 1984 under an exemption from U.S. antitrust laws provided under the Webb-Pommerene Act. Through this cooperative, all six U.S. producers export soda ash to all parts of the world except Canada and the members of the European Union, where U.S. producers export soda ash directly. The primary export markets served by ANSAC are Asia and Latin America and, to a lesser extent, the Middle East, Africa and Eastern Europe. Each individual member's allocation of ANSAC's volume is based on the member's total nameplate capacity, with any member's expansion phased-in over a multi-year period for allocation purposes. ANSAC is the exclusive distributor of the soda ash of its members; however, subject to certain limitations, members can distribute soda ash directly to their international affiliates for their own consumption. One of the U.S. producers, IMC Global, has announced its intention to withdraw from ANSAC effective January 1, 2004. Certain countries have from time to time limited or have considered limiting or prohibiting sales of products through export cooperatives such as ANSAC on grounds that they are anticompetitive, though the Company is not aware of any activity in this regard that would be material to its business.

    Soda Ash Pricing and Capacity Utilization. The Company's principal product is soda ash, and the market price of soda ash affects the profitability of the Company more than any other factor. The market price of soda ash fluctuates and in recent years has been negatively affected by factors beyond the Company's control, such as increases in energy and transportation costs, fluctuations in the global supply of soda ash, decreases in global demand for the consumer products that require soda ash for their manufacture and the availability and price of products that can be substituted for soda ash.

    Average United States soda ash prices have fallen from $83 per ton in 1996 to $66 per ton in 2000 and 2001, primarily due to reduced demand and increases in production capacity, including capacity expansions by existing producers from late 1996 to late 2000 of approximately 2.4 million tons, and the entry of American Soda LLC ('American Soda') into the market in 2000.

    The following chart indicates the average industry price of U.S. soda ash per ton and global capacity utilized during the period from 1991 to 2001.

                                                                          U.S.
                                                     AVERAGE PRICE      CAPACITY
YEAR                                                  PER TON(1)     UTILIZATION(2)
----                                                  ----------     --------------
1991...............................................        84              91
1992...............................................        81              90
1993...............................................        74              88
1994...............................................        70              91
1995...............................................        74              90
1996...............................................        83              89
1997...............................................        77              91
1998...............................................        75              87
1999...............................................        69              87
2000...............................................        66              88
2001...............................................        66(3)           90(3)

---------

(1) Based on data from the U.S. Geological Survey (not adjusted for inflation), FOB production facility.

(2) Based on 95 percent of nameplate capacity as reported by industry sources.

(3) Company estimate.

    Soda Ash Capacity Expansions. From 1982 until 1999, no new natural soda ash plants were built in North America. In the fourth quarter of 2000, the American Soda plant, which solution mines nahcolite reserves in Rifle, Colorado, began operation. American Soda's management has estimated that the annual capacity of their facility will be 1,000,000 tons, although in 2001 the facility produced approximately 300,000 tons. Since 1982, other than the American Soda facility, capacity expansion in the United States has taken place through expansion of existing facilities and improved operating efficiencies with such new natural soda ash capacity generally being offset by the closure of older, higher-cost synthetic soda ash plants outside the United States. Since 1982, announced synthetic soda ash plant closures have included IMC Global's 300,000 ton facility in Germany, Asahi Glass' 400,000 ton facility in Japan, SE Soda's 200,000 ton facility in Taiwan, and the idling of the Company's 500,000 ton facility in Amherstburg, Ontario, Canada.

    In late 1998 OCI Wyoming L.P. ('OCI') completed an 800,000 ton expansion of its Green River facility. However, after completion of the expansion, OCI mothballed 900,000 tons of previously constructed capacity at the facility due to then current soda ash market conditions. During the fourth quarter of 1999, FMC Corporation ('FMC') announced it was reducing capacity at its Granger, Green River facility by 650,000 tons, despite the fact that it had completed a 700,000 ton expansion in 1999. In late 2000, Solvay Minerals completed a 400,000 ton expansion of its Green River facility. During the second quarter of 2001, FMC announced it was idling the remaining capacity of 650,000 tons at its Granger, Green River facility.

CALCIUM CHLORIDE

    Management estimates that annual production of calcium chloride in North America is approximately 1,200,000 tons. The primary uses for the Company's calcium chloride -- road maintenance and ice removal -- are seasonal and weather dependent. During the summer, the Company's calcium chloride is used in liquid form on unpaved roads for dust control and roadbed stabilization. During the winter, the Company's calcium chloride is used in flake, pellet and liquid form for ice removal. The Company primarily markets its calcium chloride to highway and road maintenance organizations, as well as other industrial and governmental users. The Company also markets a range of calcium chloride-based products for sidewalk and driveway de-icing applications through retail home improvement centers.

COMPETITION

SODA ASH

    The worldwide soda ash industry is comprised of a number of domestic and international producers, some of which produce large volumes of soda ash in multiple geographic regions. Solvay S.A., with natural soda ash operations in the U.S. through its Solvay Minerals subsidiary, and multiple synthetic soda ash production facilities in Western and Eastern Europe, is the world's single largest producer of soda ash, with total estimated capacity of approximately 9.0 million tons. FMC's 1999 acquisition of Tg Soda Ash, Inc. increased FMC's combined total capacity to more than 4.8 million tons, of which 1.3 million tons are currently mothballed.

    Given the global nature of the soda ash industry and major soda ash consumers, the Company competes with both international and North American soda ash producers. The international soda ash producers include Brunner Mond plc, Penrice Soda Ash Products Pty Ltd., Solvay S.A. and various Eastern European and Asian producers.

    Soda Ash capacity outside of North America in 2001 was as follows:

                                                                   CAPACITY IN
        REGION                                                 THOUSANDS OF TONS(1)
        ------                                                 --------------------
Eastern Europe..............................................          7,300
Western Europe..............................................          7,500
China.......................................................          8,600
Other Asian Countries.......................................          5,300
Rest of World...............................................          1,200
                                                                     ------
    Total capacity outside of North America.................         29,900
                                                                     ------
                                                                     ------

---------

(1) Estimated annual nameplate capacity; derived from industry sources.

    North American soda ash capacity in 2001 was as follows:

                                                                       CAPACITY IN
              OWNER/MANAGING PARTNER                  LOCATION     THOUSANDS OF TONS(1)
              ----------------------                  --------     --------------------
General Chemical Industrial Products Inc. ........  Wyoming                2,800(2)
FMC Corporation...................................  Wyoming                3,550(3)
Solvay Minerals...................................  Wyoming                3,100
OCI Wyoming L.P...................................  Wyoming                2,350(4)
IMC Global(5).....................................  California             1,500
American Soda LLC(6)..............................  Colorado               1,000
                                                                          ------
    Total North American Capacity.................                        14,300
                                                                          ------
                                                                          ------

---------

(1) Estimated annual nameplate capacity; derived from industry sources.

(2) Excludes 500,000 tons of mothballed capacity in Amherstburg, Ontario, Canada.

(3) Excludes 1,300,000 tons of mothballed capacity.

(4) Excludes 900,000 tons of mothballed capacity.

(5) Currently held by IMC Global through its wholly-owned subsidiary, North American Chemical Company.

(6) In its first year of operation (2001), American Soda produced approximately 300,000 tons.

    The soda ash industry also faces competitive pressures from the increased use of glass substitutes and recycled glass in the container industry. Competition from increased use of glass substitutes, such as plastic, and recycled glass in the container industry has had a negative effect on the demand for soda ash. Demand for soda ash in the container industry has declined from approximately 2,300,000 tons in 1987 to approximately 1,820,000 tons in 2001. Management believes that the use of plastic containers will continue to negatively impact the growth in domestic demand for soda ash.

CALCIUM CHLORIDE

    The Company is the largest producer of calcium chloride in Canada. The Company's major competitors are The Dow Chemical Company ('Dow Chemical'), TETRA Technologies, Inc. ('TETRA'), and various local producers in Canada and the United States. In the United States, the Company is the third largest distributor of calcium chloride behind Dow Chemical and TETRA, and in Canada the Company is the largest distributor of calcium chloride. With respect to capacity, the Company's Amherstburg and Manistee facilities have a combined 700,000 tons of capacity and it is estimated that Dow Chemical also has 700,000 tons of capacity. The next largest U.S. producer is TETRA, which operates four plants with estimated total capacity of 350,000 tons.

    In certain markets, calcium chloride competes with a number of substitute products. For example, in the highway ice control market, calcium chloride competes with alternative de-icers such as rock salt and magnesium chloride. As such, the Company also competes with the producers of these substitute products.

RESERVES AND CONTROL OF RESOURCES

    The Company mines trona ore under leases with the United States government, the State of Wyoming and the Anadarko Petroleum Corporation. The Company's trona reserves and mines are located in the Green River, Wyoming area. In the Green River basin, the Green River formation was deposited in a lake that began in the early Eocene geologic period (approximately 35 million years ago) as a large body of fresh water, shrank in size and became saline, expanded and then became fresh water again. In general, the sediments deposited during the saline phase of this lake, which included the trona deposits, are called the Wilkins Peak Member, and the overlying and underlying fresh water deposits are called the Laney Shale Member and Tipton Shale Member, respectively.

    The Company's estimated proven reserves within bed No. 17, which it is currently mining, consist of approximately 165 million tons of extractable ore. At the 2001 operating rate of 2.3 million tons of soda ash per year (4.4 million tons of trona ore), there is approximately a 38-year supply within bed No. 17. For the three years ended December 31, 2001, annual production of trona ore averaged approximately 4.3 million tons. In addition, the Company's estimated recoverable reserves contain three other major mineable trona beds containing approximately 437 million tons of extractable ore. These beds, which may require significant capital to access, will provide more than 102 years of added reserves based on current operating rates.

    The Company's Amherstburg, Ontario, Canada and Manistee, Michigan calcium chloride operations obtain their brine requirements under a supply contract with a third party that expires on December 31, 2002. The Company has undertaken a program to develop brine well networks at its Amherstburg and Manistee facilities to supplement or replace, if necessary, the third party brine supply contract in the event the Company is unable to extend the contract on satisfactory terms prior to January 1, 2003. Management believes that, either through an extension of its existing brine supply contract, entry into brine supply agreements with other parties, or through use of its own brine wells developed in 2002, it will have sufficient brine available to operate its calcium chloride business. However, the Company cannot give any assurance that if its access to its brine source is interrupted it will be able to secure alternative sources in a timely manner and on satisfactory terms, if at all. The Company's failure to do so would hinder its ability to manufacture calcium chloride at its Amherstburg and Manistee facilities and would have a material adverse effect on its results of operations.

GENERAL CHEMICAL (SODA ASH) PARTNERS

    Since 1986, the Green River plant has been owned by GCSAP, a partnership of which the Company is the managing partner. The Company owns a 51 percent equity interest and ACI International Limited and TOSOH Corporation, through wholly-owned subsidiaries, respectively, own 25 percent and 24 percent of the partnership's equity interests. ACI International Limited, a major world producer of container glass and a customer of GCSAP, is a wholly-owned subsidiary of Owens-Illinois Inc., a worldwide producer of packaging materials. Management believes that Owens-Illinois and ACI International as a combined entity represents one of the largest single purchasers of soda ash with annual domestic and international requirements of approximately 2 million tons. TOSOH Corporation is a leading chemical company and distributor of soda ash in the Japanese market whose operations previously included a 300,000 ton synthetic soda ash facility in Nanyo, Japan. In 1997, TOSOH Corporation closed its synthetic soda ash facility and began purchasing soda ash through ANSAC.

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

    If one or both of the Company's partners in GCSAP, Owens-Illinois, or TOSOH Corporation, were to seek to transfer its interest in GCSAP and the Company did not or could not exercise its right of first refusal, one or more new partners could be admitted to the partnership. Any such new partner may have business or financial objectives for GCSAP that are different from those of the Company.

PARTNERSHIP WITH CHURCH & DWIGHT

    GCSAP and Church & Dwight are partners in a partnership that owns trona reserves. Church & Dwight is the leading United States and worldwide producer of sodium bicarbonate, commonly known as baking soda, sold under the Arm & Hammer'r' brand. The trona is mined and processed by GCSAP under a tolling agreement and all of the soda ash produced is purchased by Church & Dwight under a sales contract.

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

ENVIRONMENTAL MATTERS

    The Company's mining and production operations, which have been conducted at its Green River and Amherstburg sites for many years, are subject to numerous laws and regulations relating to the protection of human health and the environment in the U.S. and Canada. The Company has an established program to ensure that its facilities comply with environmental laws and regulations. However, as a result of its operations, the Company is involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. In addition, modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental and safety standards, or the discovery of additional or unknown environmental contamination, could require expenditures which might be material to the Company's results of operations or financial condition. For further discussion of the Company's efforts to comply with the environmental laws and regulations to which its operations are subject, as well as a discussion of potential liabilities known to the Company under such laws and regulations, see 'Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters'.

    GCG, as the former parent of GenTek, may under certain circumstances be found liable for obligations of GenTek related to the use or transport of hazardous substances or environmental contamination at facilities of GenTek for periods prior to the Spinoff. Although GenTek has agreed to indemnify and hold the GCG harmless with respect to all such liabilities and to bear all of the GCG's expenses for defending any claims related to these matters, the GCG's results of operations or financial condition could be materially adversely affected in the event GenTek is unable or unwilling to perform its indemnification obligations.

    On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ('EC'). The letter informed the Company that it faces an alleged violation of the Canadian Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceeded permitted levels. The idling of the Amherstburg synthetic soda ash production facility in April 2001 has improved the quality of the effluent such that it complies with the Canadian Fisheries Act requirements. Because of the foregoing, the Company does not believe that any additional expenses and/or capital expenditures will be incurred in connection with this matter which would be material to the Company's results of operations and/or financial condition.

EMPLOYEES/LABOR RELATIONS

    As of December 31, 2001, the Company had 806 employees, 260 of whom were full-time salaried employees, 500 were full-time hourly employees and 46 were hourly employees working in nonunion facilities.

    Three union contracts, covering 500 employees at the Green River, Wyoming and Amherstburg, Ontario facilities, have durations of three years and will be up for renewal during 2002. While the Company believes and expects that these negotiations will be resolved amicably and without any work stoppage, the Company cannot give any assurance that its labor contracts will be renewed in a timely manner and on satisfactory terms, nor that a work stoppage might not occur. Since 1986, however, the Company has experienced one labor disruption as a result of a failure of agreement to be reached on a new labor agreement. During this disruption, management operated the plant and supplied customers without interruption until the labor disruption was settled and a new contract agreed upon. The Company is preparing contingency plans for operating these facilities, as it did during the prior labor disruption, in the event of a similar disruption in 2002.

    Set forth below is information with respect to each of the Company's executive officers and/or key employees.

    DeLyle W. Bloomquist, 43, is Vice President and Chief Operating Officer of GCG and Director, President and Chief Executive Officer of the Company.
Mr. Bloomquist was from 1996 until the Spinoff the Vice President and General Manager, Industrial Chemicals of General Chemical Corporation.

    David S. Graziosi, 36, is Vice President and Chief Financial Officer of GCG and of the Company. Mr. Graziosi was the Director of Finance for GenTek, Inc. from August 1999 to February 2000. Mr. Graziosi held several financial management positions in Sun Chemical Group B.V. from August 1996 to
August 1999.

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

Canada                  Amherstburg, Ontario                  Manufacturing Facility
                        Brooks, Ontario                       Calcium Chloride Brine Fields
                        Drumheller, Ontario                   Calcium Chloride Brine Fields
                     *  Mississauga, Ontario                  Offices

Philippines          *  Manila, Philippines                   Warehouse and Offices

---------

*  Leased

ITEM 3. LEGAL PROCEEDINGS

    The Company from time to time becomes involved in claims, litigation, administrative proceedings and investigations relative to various matters. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, the opinion of management based upon currently-available information is that any such liability not covered by insurance will have no material adverse effect on the Company's results of operations or financial condition. See also 'Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters'.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No items were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is currently no market for the Company's Common Stock. As of March 1, 2002, GCG was the sole stockholder of the Company's Common Stock. The Company's debt instruments limits the ability of the Company to pay dividends.

    Refer to Item 5 of The General Chemical Group Inc.'s Annual Report on Form 10-K for discussion of GCG's market information.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data of the Company have been derived from and should be read in conjunction with the Company's Consolidated Financial Statements.

                                                                YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                1997         1998         1999         2000         2001
                                                ----         ----         ----         ----         ----
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Net revenues.............................  $330,373     $303,624     $312,617     $296,522     $286,056
   Operating profit (loss)..................    68,281       41,049(1)    30,607(2)   (46,352)(3)   11,542 (4)
   Minority interest........................    24,253       16,666       12,787       11,180        6,979
   Income (loss) before interest expense and
     income taxes...........................    44,587       24,342(1)    19,117(2)   (49,017)(3)    4,370 (4)
   Net income (loss)........................    22,264        9,424(1)     4,946(2)   (48,600)(3)  (11,518)(4)
OTHER DATA:
   Capital expenditures.....................  $ 30,468     $ 18,498     $ 24,061     $ 20,836     $  8,436
   Depreciation and amortization............    16,798       16,999       17,801       19,148       17,084
BALANCE SHEET DATA (AT END OF PERIOD):
   Cash and cash equivalents................  $  1,352     $  1,127     $ 24,688     $ 18,419     $ 14,182
   Total assets.............................   262,175      248,714      291,214      248,552      218,621
   Long-term debt...........................        --           --      150,919      149,314      146,487
   Total equity (deficit)...................    85,505       75,292      (48,744)     (98,862)     (97,069)

---------

(1) Includes incremental accruals of $2.3 million ($1.4 million after tax) principally related to cost of sales ($.9 million) for the reclamation of brine wells and selling, general and administrative expense ($1.4 million) primarily due to product delivery litigation.

(2) Includes a one-time charge of $1.9 million ($1.2 million after tax) related to the Spinoff.

(3) Includes a one-time gain on the sale of assets of $7.7 million ($6.3 million after tax) and a restructuring charge of $59.8 million ($46.5 million after tax) related to the idling of the synthetic soda ash production capacity in Amherstburg, Ontario.

(4) Includes a restructuring charge of $1.7 million ($1.7 million after tax) related to revised actuarial estimates of employee termination benefits from the idling of the Amherstburg facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company is a leading global producer of soda ash and North American producer of calcium chloride. The Company produces natural soda ash at its facility in Green River, Wyoming, and calcium chloride at its facilities in Amherstburg, Ontario and Manistee, Michigan. The Company's soda ash is used in the manufacture of glass, sodium-based chemicals (such as baking soda), detergents, paper, textiles, food and many other familiar consumer products. The Company's calcium chloride is used primarily by highway and road maintenance organizations for dust control and roadbed stabilization during the summer and for de-icing roads and sidewalks during the winter.

    The Company's Green River facility, including the facilities and leases for mining trona ore, is owned and operated through General Chemical (Soda Ash) Partners, a partnership in which the Company owns a 51 percent partnership interest and of which the Company is the managing partner. See 'Item
1 -- Business -- General Chemical (Soda Ash) Partners'.

    The Company's principal product is soda ash, and the profitability of its operations is affected by the market price of soda ash more than any other factor. For a discussion of factors affecting the prices of and demand for soda ash, see 'Item 1 -- Business.' Average United States soda ash prices have fallen from $83 per ton in 1996 to $66 per ton in 2000 and 2001, due to reduced demand and increases in production capacity. Average U.S. soda ash prices were $69 in 1999, and $66 in 2000 and 2001. Price decreases, along with unusually high-energy prices and concomitantly high transportation costs, have negatively impacted the Company's profitability in recent years.

    The Company idled approximately 500,000 tons per year of synthetic soda ash production capacity at its Amherstburg, Ontario, Canada facility in April 2001. The capacity idled constituted approximately

15% of the Company's total soda ash production capacity, and all of its synthetic soda ash production capacity. The Company continues producing calcium chloride at Amherstburg. The Company recorded a pre-tax charge of approximately $59.8 million in the fourth quarter of 2000 in connection with the idling of its Amherstburg synthetic soda ash capacity. This charge included a $43.5 million noncash write-down of the value of the idled plant assets, as well as severance and other cash charges of approximately $16.3 million. In the second quarter of 2001, the Company recorded an additional restructuring charge of $1.7 million for revised actuarial estimates of employee termination benefits.

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

    The Financial Statements of the Company for periods prior to April 30, 1999 include an allocation of certain assets, liabilities and expenses from GenTek. In the opinion of management, expenses have been allocated to the Company's businesses on a reasonable and consistent basis using management's estimate of services provided to the Company. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the Company been operated as a separate, stand-alone entity during the periods presented or incurred after the Spinoff. For further information on the basis of presentation of the historical financial data of the Company, see
'Item 8 -- Financial Statements and Supplementary Data -- Note 1 -- Basis of Presentation and Note 2 -- Summary of Significant Accounting Policies'.

    This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the respective notes thereto included in
Item 8.

RESULTS OF OPERATIONS

    The following table sets forth statement of operations data for each of the three years ended December 31, 1999, 2000 and 2001 and the corresponding percentage of the net revenues for the relevant periods presented.

                                                           YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                    1999             2000             2001
                                               --------------   --------------   --------------
                                                            (DOLLARS IN MILLIONS)
Net revenues.................................  $312.6     100%  $296.5     100%  $286.1     100%
Gross profit.................................    49.7      16     30.4      10     30.1      11
Selling, general and administrative
  expense....................................    19.0(1)    6     17.0       6     16.8       6
Restructuring charge.........................      --      --     59.8      20      1.7       1
Operating profit (loss)......................    30.6(1)   10    (46.4)(2)  16     11.5 (3)   4
Interest expense.............................    13.7       4     15.9       5     15.6       6
Minority interest............................    12.8       4     11.2       4      7.0       2
Net income (loss)............................     4.9(1)    2    (48.6)(2)  16    (11.5)(3)   4

---------

(1) Includes a one-time charge of $1.9 million ($1.2 million after tax) principally related to the Spinoff.

(2) Includes a one-time gain on the sale of assets of $7.7 million ($6.3 million after tax), and restructuring charge of $59.8 million ($46.5 million after tax).

(3) Includes a restructuring charge of $1.7 million ($1.7 million after tax).

2001 AS COMPARED WITH 2000

    Net revenues for 2001 were $286.1 million, which was $10.4 million, or 3.5 percent below the prior year level. Net revenues were negatively affected by lower soda ash volumes due to the April 2001 idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada, as well as lower calcium chloride volumes due to reduced export demand partially offset by higher calcium chloride prices.

    Gross profit for 2001 was $30.1 million compared with $30.4 million in 2000. Gross profit as a percentage of net revenues for 2001 increased to 10.5 percent from 10.3 percent for 2000. This increase in gross profit as a percentage of net revenues was primarily due to higher calcium chloride prices and lower operating costs resulting from the April 2001 idling of the Company's Amherstburg soda ash facility partially offset by higher energy costs at General Chemical (Soda Ash) Partners as well as costs incurred to start up operations at our Manistee, Michigan calcium chloride facility.

    Selling, general and administrative expense as a percentage of net revenues for 2001 was 5.9 percent as compared to 5.7 percent in 2000.

    Restructuring charge of $1.7 million in 2001 was due to revised actuarial estimates of employee termination benefits for the April 2001 idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada.

    Interest expense for 2001 was $15.6 million, which was $0.3 million lower than the comparable prior period level primarily due to lower borrowing rates partially offset by costs to amend the Company's credit facility.

    Minority interest for 2001 was $7.0 million, versus $11.2 million for 2000. The decrease reflects lower earnings at General Chemical (Soda Ash) Partners primarily due to higher energy costs.

    Net loss was $11.5 million for 2001, versus net loss of $48.6 million for 2000, for the foregoing reasons.

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

    Selling, general and administrative expense as a percentage of net revenues for 2000 was 5.7 percent as compared to 6.1 percent in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $14.2 million at December 31, 2001 compared with $18.4 million at December 31, 2000. During 2001 the Company used cash flow from operating activities of $6.3 million, used cash of $8.4 million for capital expenditures and generated cash flow from financing activities of $10.5 million.

    The Company had working capital of $49.7 million at December 31, 2001 as compared with $45.2 million at December 31, 2000. The increase in working capital principally reflects lower accrued liabilities, lower accounts payable and higher inventories partially offset by lower receivables, deferred income taxes, other current assets and cash balances.

    The Company's liquidity needs arise primarily from working capital requirements, capital expenditures and interest and principal payment obligations. The Company satisfies its liquidity needs from cash flow from operations and short-term borrowings under its credit facility. Accordingly, the Company's ability to satisfy its capital requirements will be dependent upon future financial performance, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control. The Company believes that cash flow generated from future operations will enable the Company to maintain planned operating, capital expenditure, working capital, and debt service requirements for the foreseeable future. Nevertheless, the Company has borrowed, and expects to borrow, from time to time under its credit facility for working capital needs resulting from the seasonality of its calcium chloride business and expects to borrow under its credit facility to fund its contributions to its joint venture in China (which involves, among other things, the construction of a 100,000 ton calcium chloride production facility in China). The Company's ability to borrow under its credit facility is subject to certain conditions including the Company's compliance with its financial covenants. The Company expects to continue to meet these financial covenants and other conditions to borrowing during 2002, although no assurances can be given for 2003 or beyond.

    On March 7, 2001, the Company and its bank lenders finalized several amendments to the financial covenants and other terms of the Company's credit facility. These amendments provide for more flexible financial covenants for 2001 and 2002 in exchange for more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, capital expenditures, sales of assets and related matters during these two years. Management expects the Company to be compliant with these revised covenants in 2002.

    On April 30, 1999, the Company completed the offering of $100 million 10 5/8% Senior Subordinated Notes, due 2009. Approximately $80 million of the net proceeds were used to fund a distribution to GenTek prior to the Spinoff and the balance for general corporate purposes. In addition, concurrent with the Spinoff, the Company entered into an $85 million credit facility, due 2004, of which up to $60 million is available for borrowing by the Company's Canadian subsidiary in U.S. Dollars or the Canadian dollar equivalent. As part of the March 2001 amendments to the Company's credit facility, the maximum amount that the Company may borrow under its credit facility during 2002 has been reduced to $70 million. At December 31, 2001, the Company's total borrowings under the credit facility were $46.5 million.

    The Company is significantly leveraged. At December 31, 2001, outstanding indebtedness consisted of $100 million of notes and $46.5 million outstanding under the credit facility. The Company's leverage and debt service requirements
(1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's indenture and credit facility impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets.

    On May 14, 2001, GCG issued 13,081,048 shares of Common Stock and 3,047,985 shares of Class B Common Stock in connection with GCG's rights offering (corresponding to approximately 1,308,105 and 304,799 shares after the reverse split on July 18, 2001). The proceeds to GCG from this issuance of Common Stock and Class B Common Stock of approximately $10.0 million were contributed to the Company and was used to pay costs related to the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada and for general corporate purposes.

    The Company uses supplier contracts related to future natural gas requirements. The objective is to limit the fluctuations in prices paid and the potential volatility in earnings or cash flows from future price movements.

    The Company is required to restore certain land to its pre-existing state upon ceasing of operations or federal enforcement. In addition, these liabilities have been collateralized through surety bonds with third party insurers, although the Company will be required to reimburse the insurers upon their payment of amounts due under the bonds for the restoration of land. The Company has recorded liabilities for this restoration in the accompanying financial statements.

    The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of GCG) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $1.5 million, $1.6 million, and $1.6 million in 1999, 2000 and 2001, respectively.

    The Company and GenTek entered into various transition support agreements that provide mechanisms for an orderly transition after the Spinoff. For the years ended December 31, 1999, 2000 and 2001, the Company paid GenTek $2.5 million, $1.7 million and $1.4 million related to these transition support agreements.

    The Company supplies soda ash and calcium chloride to GenTek. For the years ended December 31, 1999, 2000 and 2001, sales to GenTek amounted to $14.7 million, $4.4 million and $4.0 million, respectively.

    Future minimum rental payments for operating leases (primarily for transportation equipment, mining equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2002..................................................  $12.9 million
2003..................................................   10.1 million
2004..................................................    9.2 million
2005..................................................    5.6 million
2006..................................................    7.5 million
Thereafter............................................   15.2 million

    Future cash contributions to fund the statutory deficiency in the Company's pension plans are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
2002...................................................  $5.1 million
2003...................................................   5.0 million
2004...................................................   6.3 million
2005...................................................   8.5 million
2006...................................................   7.5 million
Thereafter.............................................   6.5 million

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

    On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ('EC'). The letter informed the Company that it faces an alleged violation of the Canadian Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceeded permitted levels. The idling of the Amherstburg synthetic soda ash production in April 2001 has improved the quality of the effluent such that it complies with the Canadian Fisheries Act requirements. Because of the foregoing, the Company does not believe that any additional expenses and/or capital expenditures will be incurred in connection with this matter which would be material to the Company's results of operations and/or financial condition.

CRITICAL ACCOUNTING POLICIES

    The discussion and analysis of the Company's financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventory obsolescence, income taxes, restructuring costs, retirement and insurance costs, and contingencies and litigation. Those estimates and assumptions are based on the Company's historical experience, observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

    The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company provides for the allowance for doubtful accounts when it becomes likely or known that the financial condition of a customer has deteriorated, resulting in their inability to make payments. If those conditions change, changes to the allowance for doubtful accounts may be necessary.

    The Company writes down inventory for the estimated difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

    The Company records accruals for environmental liabilities, based on current interpretations of environmental laws and regulations when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company's estimates are based upon reports prepared by environmental specialists and management's knowledge and experiences with these environmental matters. If interpretations of applicable laws and regulations and cleanup methods or the extent of our responsibility change from our current estimates, revisions to our estimated environmental liability may be required.

    The Company records a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance, the Company cannot ensure that such future events will occur. In the event that the Company determines that the Company will not be able to realize all or portion of our deferred tax assets, an adjustment to reduce assets and increase deferred tax expense would be recorded.

    Although the Company considers these policies to require management's more complex estimates and assumptions, you may refer to 'Item 8 -- Financial Statements and Supplementary Data -- Note 2 -- Summary of Significant Accounting Policies' for a description of the Company's accounting policies necessary for a complete understanding of the Company's financial statements.

ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board ('FASB'), issued Statement of Financial Accounting Standards ('SFAS') No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30,

2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. The Company adopted this statement effective July 1, 2001. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company will adopt this statement effective
January 1, 2002 and based on current circumstances, does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 effective January 1, 2001. The adoption had no significant impact on the Company's results of operations, financial position or cash flows.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company will adopt this statement effective January 1, 2002 and based on current circumstances, does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

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

     The Company's ability to obtain or develop sufficient calcium chloride brine sources on satisfactory terms prior to the expiration of its current brine supply agreement on December 31, 2002;

     Fluctuations in the world market price for soda ash due to changes in supply and demand;

     Fluctuations in prices for calcium chloride in North America due to changes in supply and demand;

     Domestic and international economic conditions, including fluctuations in U.S. Dollar exchange rates and interest rates and the economic impact of the September 11, 2001 attack;

     Increases in the Company's energy, transportation or labor costs;

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

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its $100 million in 10 5/8% Senior Subordinated Notes, as the interest rates on these notes are fixed.

    However, the Company does have cash flow exposure on its committed and uncommitted bank line of credit as interest is based on a floating rate. At December 31, 2001 the Company had $46.5 million in borrowings under the credit facility that had variable pricing. Accordingly, as of fiscal 2001, a 1% change in the floating rate will result in interest expense fluctuating approximately $0.5 million. As of fiscal 2000, the Company also had $49.3 million in borrowings under the credit facility that had a floating interest rate. Accordingly, as of fiscal 2000 a 1% change in the floating rate would have resulted in interest expense fluctuating approximately $0.5 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.:

    We have audited the accompanying consolidated balance sheets of General Chemical Industrial Products Inc. and subsidiaries (the 'Company') as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Chemical Industrial Products Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 4, 2002

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                                ----       ----       ----
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Net revenues................................................  $312,617   $296,522   $286,056
Cost of revenues............................................   262,963    266,080    255,991
Selling, general and administrative expense.................    19,047     16,992     16,802
Restructuring charge........................................        --     59,802      1,721
                                                              --------   --------   --------
Operating profit (loss).....................................    30,607    (46,352)    11,542
Interest expense............................................    13,741     15,921     15,590
Gain on sale of assets......................................        --      7,671         --
Interest income.............................................     1,355      1,190        869
Foreign currency transaction (gains) losses.................      (109)        24        931
Other expense, net..........................................       167        322        131
                                                              --------   --------   --------
Income (loss) before minority interest and income taxes.....    18,163    (53,758)    (4,241)
Minority interest...........................................    12,787     11,180      6,979
                                                              --------   --------   --------
Income (loss) before income taxes...........................     5,376    (64,938)   (11,220)
Income tax provision (benefit)..............................       430    (16,338)       298
                                                              --------   --------   --------
Net income (loss)...........................................  $  4,946   $(48,600)  $(11,518)
                                                              --------   --------   --------
                                                              --------   --------   --------

        See the accompanying notes to consolidated financial statements.

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         2001
                                                                ----         ----
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $ 18,419     $ 14,182
    Receivables, net........................................    58,872       48,961
    Inventories.............................................    21,707       25,813
    Deferred income taxes...................................     8,455        6,934
    Other current assets....................................    13,792        5,485
                                                              --------     --------
        Total current assets................................   121,245      101,375
Property, plant and equipment, net..........................   108,883      100,365
Other assets................................................    18,424       16,881
                                                              --------     --------
        Total assets........................................  $248,552     $218,621
                                                              --------     --------
                                                              --------     --------

              LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
    Accounts payable........................................  $ 32,097     $ 21,177
    Accrued liabilities.....................................    42,595       30,545
                                                              --------     --------
        Total current liabilities...........................    74,692       51,722
Long-term debt..............................................   149,314      146,487
Other liabilities...........................................    81,962       78,498
                                                              --------     --------
        Total liabilities...................................   305,968      276,707
Minority interest...........................................    41,446       38,983
Equity (deficit):
    Common Stock, $.01 par value; authorized 1,000 shares;
      issued and outstanding: 1,000 shares at December 31,
      2001..................................................        --           --
    Capital (deficit).......................................   (54,057)     (43,523)
    Accumulated other comprehensive loss....................    (1,365)       1,412
    Retained earnings.......................................   (43,440)     (54,958)
                                                              --------     --------
        Total equity (deficit)..............................   (98,862)     (97,069)
                                                              --------     --------
        Total liabilities and equity (deficit)..............  $248,552     $218,621
                                                              --------     --------
                                                              --------     --------

        See the accompanying notes to consolidated financial statements.

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999        2000       2001
                                                                ----        ----       ----
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
    Net income (loss).......................................  $   4,946   $(48,600)  $(11,518)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization.......................     17,801     19,148     17,084
        Deferred income tax.................................       (877)    (8,163)     2,446
        Net loss on disposition of long-term assets.........        393     33,795        289
        Decrease (increase) in receivables..................        631       (902)     9,911
        Decrease (increase) in inventories..................        217      3,584     (4,106)
        Increase (decrease) in accounts payable.............      3,327      4,472    (10,920)
        Increase (decrease) in accrued liabilities..........      5,172     12,172    (12,050)
        Decrease in income taxes payable....................     (1,988)        --         --
        Increase (decrease) in other liabilities and assets,
          net...............................................      3,592     (8,269)     4,992
        Decrease in minority interest.......................     (1,350)      (633)    (2,463)
                                                              ---------   --------   --------
          Net cash provided by (used in) operating
            activities......................................     31,864      6,604     (6,335)
                                                              ---------   --------   --------
Cash flows from investing activities:
    Capital expenditures....................................    (24,061)   (20,836)    (8,436)
    Proceeds from sales or disposals of long-term assets....         --      8,080         --
                                                              ---------   --------   --------
          Net cash used for investing activities............    (24,061)   (12,756)    (8,436)
                                                              ---------   --------   --------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt................    144,776         --         --
    Net transactions with The General Chemical Group Inc....   (129,018)        --         --
    Capital contribution....................................         --         --     10,000
    Other financing activities..............................         --       (117)       534
                                                              ---------   --------   --------
          Net cash provided by (used for) financing
            activities......................................     15,758       (117)    10,534
                                                              ---------   --------   --------
Increase (decrease) in cash and cash equivalents............     23,561     (6,269)    (4,237)
Cash and cash equivalents at beginning of period............      1,127     24,688     18,419
                                                              ---------   --------   --------
Cash and cash equivalents at end of period..................  $  24,688   $ 18,419   $ 14,182
                                                              ---------   --------   --------
                                                              ---------   --------   --------
    Cash refunded for income taxes, net of payments.........  $     653   $  1,460   $  8,272
                                                              ---------   --------   --------
                                                              ---------   --------   --------
    Cash paid for interest..................................  $   8,158   $ 14,786   $ 14,668
                                                              ---------   --------   --------
                                                              ---------   --------   --------

        See the accompanying notes to consolidated financial statements.

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2001

                                               NET
                                          INVESTMENT BY               ACCUMULATED
                                           THE GENERAL                   OTHER
                                 COMMON     CHEMICAL      CAPITAL    COMPREHENSIVE   RETAINED               COMPREHENSIVE
                                 STOCK     GROUP INC.     DEFICIT    INCOME (LOSS)   EARNINGS     TOTAL     INCOME (LOSS)
                                 -----     ----------     -------    -------------   --------     -----     -------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance at December 31, 1998...   $ --      $  75,292     $     --      $    --      $     --   $  75,292
    Net loss to distribution
      date.....................     --           (214)          --           --            --        (214)
    Net settlements with The
      General Chemical Group
      Inc......................     --       (129,018)          --           --            --    (129,018)
    Issuance of common stock to
      Stockholders.............     --         53,940      (53,940)          --            --          --
    Net income.................     --             --           --           --         5,160       5,160     $  5,160
    Foreign currency
      translation..............     --             --           --           36            --          36           36
                                                                                                              --------
    Comprehensive income.......     --             --           --           --            --          --     $  5,196
                                  ----      ---------     --------      -------      --------   ---------     --------
                                                                                                              --------
Balance at December 31, 1999...     --             --      (53,940)          36         5,160     (48,744)
    Net loss...................     --             --           --           --       (48,600)    (48,600)    $(48,600)
    Foreign currency
      translation..............     --             --           --       (1,401)           --      (1,401)      (1,401)
                                                                                                              --------
    Comprehensive loss.........     --             --           --           --            --          --     $(50,001)
                                                                                                              --------
                                                                                                              --------
    Other......................     --             --         (117)          --            --        (117)
                                  ----      ---------     --------      -------      --------   ---------
Balance at December 31, 2000...   $ --      $      --     $(54,057)     $(1,365)     $(43,440)  $ (98,862)
    Net loss...................     --             --           --           --       (11,518)    (11,518)    $(11,518)
    Foreign currency
      translation..............     --             --           --        2,777            --       2,777        2,777
                                                                                                              --------
    Comprehensive loss.........     --             --           --           --            --          --     $ (8,741)
                                                                                                              --------
                                                                                                              --------
    Capital contribution.......     --             --       10,000           --            --      10,000
    Other......................     --             --          534           --            --         534
                                  ----      ---------     --------      -------      --------   ---------
Balance at December 31, 2001...   $ --      $      --     $(43,523)     $ 1,412      $(54,958)  $ (97,069)
                                  ----      ---------     --------      -------      --------   ---------
                                  ----      ---------     --------      -------      --------   ---------

        See the accompanying notes to consolidated financial statements.

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1 -- BASIS OF PRESENTATION

    General Chemical Industrial Products Inc. ('GCIP' or the 'Company') is a leading North American supplier of soda ash and calcium chloride to a broad range of industrial and municipal customers. The primary end markets for soda ash include glass production, sodium-based chemicals, powdered detergents, water treatment and other industrial end uses. Calcium chloride is mainly used for dust control and roadbed stabilization during the summer and melting ice during the winter.

    The Company was formed on April 30, 1999, as part of the separation by The General Chemical Group Inc. ('GCG') of its Manufacturing and Performance Products businesses from its soda ash and calcium chloride business through a Spinoff (the 'Spinoff'), which GCG effected by distributing the stock of GenTek Inc. ('GenTek'), its wholly-owned subsidiary, on a pro-rata basis to its shareholders. In connection with the Spinoff, General Chemical Group transferred all of its soda ash and calcium chloride businesses to the Company. The Company is GCG's principal asset, and GCG owns all of the share capital of the Company. General Chemical Group's common stock is listed on the Over the Counter (OTC) Bulletin Board under the symbol 'GNMP'.

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

    The financial statements for 1999 include an allocation of certain assets, liabilities and expenses, including allocations of general corporate overhead expenses of $475. Net interest expense for the year ended December 31, 1999 was allocated assuming the Company's allocated share of debt would have been $150,000. In the opinion of management, expenses for the year ended
December 31, 1999 have been allocated to the Company in a reasonable and consistent basis using management's estimate of services provided to the Company. However, such allocations are not necessarily indicative of the level of expenses which might have been incurred had the Company been operating as a stand-alone entity during the periods presented, or expected to be incurred after the Spinoff. The accompanying financial statements reflect the net effect of transfers to or from GenTek as a component of equity (deficit).

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements reflect the results of operations and financial position of the Company, including wholly-owned subsidiaries and General Chemical (Soda Ash) Partners ('GCSAP') of which the Company owns 51 percent. Minority interests relate solely to partnerships, primarily GCSAP, in which the Company has a controlling interest. Intercompany balances and transactions are eliminated in consolidation.

    Taxes on income for the year ended December 31, 1999 are computed as if the Company were a stand-alone company prior to the Spinoff. The provision for income taxes for periods prior to the Spinoff were calculated as if the Company had filed separate tax returns under its existing structure. Included in other current assets at December 31, 2000 and 2001 are taxes receivable of $10,221 and $3,644, respectively.

    At each period end the Company assesses the recoverability of its deferred tax assets by reviewing a number of factors including operating trends, future projections and taxable income to determine

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

whether a valuation allowance is required to reduce such deferred tax assets to an amount that is more likely than not to be realized. At December 31, 2001 the Company has reviewed its deferred tax assets and believes that the valuation allowance reduces such assets to an amount that is more likely than not to be realized.

    The Company recognized deferred tax assets and liabilities based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates.

    Inventories are valued at the lower of cost or market, using the last-in, first-out ('LIFO') method for most domestic production inventories and the first-in, first-out ('FIFO') or average-cost method for all other inventories. Production inventory costs include material, labor and factory overhead.

    Certain property, plant and equipment are carried at cost and are depreciated using the straight-line method, using estimated lives which range from 2 to 30 years. Mines and machinery and equipment of GCSAP are depreciated using the units-of-production method. Approximately 84 percent of machinery and equipment and 100 percent of mines and quarries are depreciated using the units-of-production method.

    The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying value of these assets against the estimated future cash flows associated with them. At the time such evaluations indicate that the future cash flows are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

    Deferred financing costs associated with various debt issues are being amortized over the terms of the related debt using the effective interest method.

    The Company provides for the expected costs to be incurred for the eventual reclamation of mining properties pursuant to local law. At December 31, 2000 and 2001, the Company had accruals of $26,772 and $26,396, respectively, for land reclamation. These amounts are included in other liabilities on the balance sheet.

    The Company does not hold or issue financial instruments for trading purposes.

    All highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents.

    The Company recognizes revenue upon shipment of product with provisions recorded for estimated returns. Included in net revenues and cost of sales are related shipping and handling fees and costs.

    In July 2001, the Financial Accounting Standards Board ('FASB'), issued Statement of Financial Accounting Standards ('SFAS') No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Statement
No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. The Company adopted this statement effective July 1, 2001. Statement No. 142 establishes new standards for goodwill acquired in a business combination and eliminates the amortization of goodwill over its estimated useful life. Rather, goodwill will now be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by applying a fair value based test. The Company will adopt this statement effective
January 1, 2002. Management does not believe that the adoption of this standard will have a material impact on the Company's financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

effective January 1, 2001. The adoption had no significant impact on the company's results of operations, financial position or cash flows.

    In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company will adopt this statement effective January 1, 2002. Management does not believe that the adoption of this statement will have a material impact on the Company's financial position or results of operations.

    Certain prior-period amounts have been reclassified to conform with the current presentation.

NOTE 3 -- INCOME TAXES

    Income (loss) before income taxes is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1999       2000       2001
                                                           ----       ----       ----
United States...........................................  $ 1,910   $ (4,429)  $ (5,926)
Foreign.................................................    3,466    (60,509)    (5,294)
                                                          -------   --------   --------
        Total...........................................  $ 5,376   $(64,938)  $(11,220)
                                                          -------   --------   --------
                                                          -------   --------   --------

    The components of the income tax provision (benefit) are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1999       2000       2001
                                                           ----       ----       ----
United States:
    Current.............................................  $ 1,527   $  3,783   $ (1,190)
    Deferred............................................   (2,355)    (5,189)     1,290
Foreign:
    Current.............................................     (832)   (12,159)      (882)
    Deferred............................................    2,153     (2,671)     1,080
State:
    Current.............................................      612        201        (76)
    Deferred............................................     (675)      (303)        76
                                                          -------   --------   --------
        Total...........................................  $   430   $(16,338)  $    298
                                                          -------   --------   --------
                                                          -------   --------   --------

    A summary of the components of deferred tax assets and liabilities is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                               ----      ----
Postretirement benefits.....................................  $12,330   $12,487
Nondeductible accruals......................................   18,324    12,498
Foreign operations..........................................    5,231     1,148
Other.......................................................       --       110
    Deferred tax assets.....................................   35,885    26,243
Property, plant and equipment...............................      767     2,200
Pensions....................................................    5,273     6,024
Inventory...................................................      278       693
Other.......................................................       69        --
                                                              -------   -------
    Deferred tax liabilities................................    6,387     8,917
                                                              -------   -------
Valuation allowance.........................................   21,712    11,986
                                                              -------   -------
    Net deferred tax assets.................................  $ 7,786   $ 5,340
                                                              -------   -------
                                                              -------   -------

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

    The Company had deferred tax assets related to foreign tax credits of $5,231 and $1,148 at December 31, 2000 and 2001, respectively, against which a full valuation allowance has been recorded. The Company reversed $3,573, $2,619 and $4,085 of previously recorded valuation allowances during 1999, 2000 and 2001, respectively, primarily related to foreign tax credits that had expired. In 2000, the Company recorded additional valuation allowances of $16,481, primarily related to the idling of the synthetic soda ash production capacity in Amherstburg, Ontario, Canada.

    The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1999    2000    2001
                                                              ----    ----    ----
U.S. federal statutory rate.................................   35.0%   35.0%   35.0%
Valuation allowance.........................................     --      --   (22.0)
State income taxes, net of federal benefit..................   (0.8)    0.1     0.7
Tax effect of foreign operations............................    2.0   (10.4)  (17.7)
Depletion...................................................  (31.0)    0.6     2.0
Other.......................................................    2.8    (0.1)   (0.7)
                                                              -----   -----   -----
    Total...................................................    8.0%   25.2%   (2.7)%
                                                              -----   -----   -----
                                                              -----   -----   -----

    In connection with the Spinoff, GCG entered into a tax sharing agreement with GenTek which requires GenTek to indemnify and hold harmless the Company for consolidated tax liabilities attributable to periods prior to the Spinoff date.

NOTE 4 -- PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

    The Company maintains several defined benefit pension plans covering substantially all employees. A participating employee's annual postretirement pension benefit is determined by the employee's credited service and, in most plans, final average annual earnings with the Company. Vesting requirements are five years in the U.S. and two years in Canada. The Company's funding policy is to annually contribute the statutorily required minimum amount as actuarially determined. The Company also maintains several plans providing postretirement benefits covering substantially all hourly and certain salaried employees. The Company funds these benefits on a pay-as-you-go basis. Pension assets of $12,750 and $11,944 at December 31, 2000 and 2001, respectively, are included in other assets on the balance sheet. The long-term portion of accrued postretirement benefit cost of $35,174 and $35,066 at December 31, 2000 and 2001, respectively, is included in other liabilities on the balance sheet. The Company's share of the consolidated net periodic benefit cost related to pension benefits, which has been recorded in the accompanying statement of operations in 1999, 2000 and 2001, was $3,874, $6,605 and $1,889 respectively. The Company's share of consolidated net periodic benefit cost related to other postretirement benefits, which has been recorded in the accompanying statement of operations in 1999, 2000 and 2001, was $2,280, ($589) and $1,814, respectively. The disclosures for the Company's Pension Plans and Other Postretirement Benefits reflect the Spinoff in 1999.

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  OTHER
                                                  PENSION BENEFITS       POSTRETIREMENT BENEFITS
                                                    DECEMBER 31,               DECEMBER 31,
                                              ------------------------   ------------------------
                                               1999     2000     2001     1999     2000     2001
UNITED STATES:                                 ----     ----     ----     ----     ----     ----
Components of Net Periodic Benefit Cost:
    Service Cost............................  $2,599   $2,206   $2,013   $  846   $  756   $  773
    Interest Cost...........................   5,606    5,196    5,437    1,300    1,098    1,163
    Expected Return on Plan Assets..........  (6,010)  (5,928)  (6,618)      --       --       --
    Amortization of Net Prior Service
      Cost..................................     813      784      825     (849)    (840)    (840)
    (Gain)/Loss.............................      17     (255)    (600)    (239)    (367)    (210)
                                              ------   ------   ------   ------   ------   ------
    Net Periodic Benefit Cost...............  $3,025   $2,003   $1,057   $1,058   $  647   $  886
                                              ------   ------   ------   ------   ------   ------
                                              ------   ------   ------   ------   ------   ------

                                                                                      OTHER
                                                        PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                          DECEMBER 31,            DECEMBER 31,
                                                       -------------------   -----------------------
                                                         2000       2001        2000         2001
                                                         ----       ----        ----         ----
Change in Benefit Obligation:
    Benefit Obligation at Prior Measurement Date.....  $ 70,323   $ 79,317    $ 14,951     $ 15,940
    Service Cost.....................................     2,206      2,013         756          773
    Interest Cost....................................     5,196      5,437       1,098        1,163
    Actuarial (Gain)/Loss............................     4,232     (4,088)        143        2,224
    Benefits Paid....................................    (2,640)    (2,917)     (1,008)        (830)
    Plan Amendments..................................        --        463          --           --
                                                       --------   --------    --------     --------
    Benefit Obligation at Measurement Date...........  $ 79,317   $ 80,225    $ 15,940     $ 19,270
                                                       --------   --------    --------     --------
                                                       --------   --------    --------     --------
Change in Plan Assets:
    Fair Value of Assets at Prior Measurement Date...  $ 70,829   $ 76,452    $     --     $     --
    Actual Return on Plan Assets.....................     5,296     (9,981)         --           --
    Employer Contributions...........................     2,967      2,856       1,008          830
    Benefits Paid....................................    (2,640)    (2,917)     (1,008)        (830)
                                                       --------   --------    --------     --------
    Fair Value of Assets at Measurement Date.........  $ 76,452   $ 66,410    $     --     $     --
                                                       --------   --------    --------     --------
                                                       --------   --------    --------     --------
Reconciliation of Funded Status:
    Funded Status....................................  $ (2,865)  $(13,815)   $(15,940)    $(19,270)
    Unrecognized Net Prior Service Cost..............     3,337      2,976      (3,696)      (2,856)
    (Gain) Loss......................................   (11,094)     2,017      (3,786)      (1,352)
                                                       --------   --------    --------     --------
    Net Amount Recognized............................  $(10,622)  $ (8,822)   $(23,422)    $(23,478)
                                                       --------   --------    --------     --------
                                                       --------   --------    --------     --------

    The assumptions used in accounting for the plans were as follows:

                                                                 1999             2000             2001
                                                                 ----             ----             ----
Discount rate...............................................    7 1/2%           7 1/2%           7 1/4%
Long-term rate of return on assets..........................        9%               9%               9%
Average rate of increase in employee compensation...........        5%               5%               5%

    The assumption used in accounting for the medical plans in 2001 was an 11.0 percent health care cost trend rate. A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $733 at year-end 2001 and the net periodic cost by $50 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $820 at year-end 2001 and the net periodic cost by $57 for the year.

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

    The dates used to measure plan assets and liabilities were October 31, 2000 and 2001 for all plans. Pension plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

                                                                                    OTHER
                                                  PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                                    DECEMBER 31,                DECEMBER 31,
                                             ---------------------------   -----------------------
                                              1999      2000      2001      1999     2000     2001
                                              ----      ----      ----      ----     ----     ----
CANADA
Components of Net Periodic Benefit Cost:
    Service Cost...........................  $ 1,481   $ 1,380   $ 1,135   $  317   $   298   $125
    Interest Cost..........................    3,728     3,944     4,590      905       975    803
    Expected Return on Plan Assets.........   (4,980)   (5,368)   (5,749)      --        --     --
    Curtailment Loss.......................       --       397        --       --        --     --
    Settlement Loss (Gain).................       --     4,071       778       --    (2,509)    --
    Amortization of Net
    Prior Service Cost.....................       79        78        78       --        --     --
    Loss...................................      541       100        --       --        --     --
                                             -------   -------   -------   ------   -------   ----
Net Periodic Benefit Cost..................  $   849   $ 4,602   $   832   $1,222   $(1,236)  $928
                                             -------   -------   -------   ------   -------   ----
                                             -------   -------   -------   ------   -------   ----

                                                                                    OTHER
                                                       PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                          DECEMBER 31,            DECEMBER 31,
                                                      --------------------  -----------------------
                                                          2000      2001        2000      2001
                                                          ----      ----        ----      ----
Change in Benefit Obligation:
    Benefit Obligation at Prior Measurement Date......  $52,859   $57,604   $  12,906   $  11,333
    Service Cost......................................    1,380     1,135         298         125
    Interest Cost.....................................    3,944     4,590         975         803
    Actuarial Loss (Gain).............................       --     1,961         (42)      1,311
    Foreign Currency Translation......................      (63)   (2,408)        (12)       (475)
    Benefits Paid.....................................   (3,341)   (3,842)       (418)       (601)
    Settlement Loss (Gain)............................    2,825     5,297      (2,374)         --
                                                        -------   -------   ---------   ---------
    Benefit Obligation at Measurement Date............  $57,604   $64,337   $  11,333   $  12,496
                                                        -------   -------   ---------   ---------
                                                        -------   -------   ---------   ---------
Change in Plan Assets:
    Fair Value of Assets at Prior Measurement Date....  $60,964   $68,718   $      --   $      --
    Actual Return on Plan Assets......................   10,119    (3,221)         --          --
    Employer Contributions............................    1,039     4,182         418         601
    Foreign Currency Translation......................      (63)   (2,860)         --          --
    Benefits Paid.....................................   (3,341)   (3,842)       (418)       (601)
                                                        -------   -------   ---------   ---------
    Fair Value of Assets at Measurement Date..........  $68,718   $62,977   $      --   $      --
                                                        -------   -------   ---------   ---------
                                                        -------   -------   ---------   ---------
Reconciliation of Funded Status:
    Funded Status.....................................  $11,114   $(1,360)  $ (11,333)  $ (12,496)
    Unrecognized Net Prior Service Cost...............      112        30          --          --
    (Gain)/Loss.......................................    1,524    13,274        (419)        908
                                                        -------   -------   ---------   ---------
    Net Amount Recognized.............................  $12,750   $11,944   $ (11,752)  $ (11,588)
                                                        -------   -------   ---------   ---------
                                                        -------   -------   ---------   ---------

    The assumptions used in accounting for the plans were as follows:

                                                                 1999           2000          2001
                                                                 ----           ----          ----
Discount rate...............................................    7 1/2%         7 1/2%         7 1/4%
Long-term rate of return on assets..........................        9%             9%             9%
Average rate of increase in employee compensation...........    5 1/4%         5 1/4%         5 1/4%

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

    The assumption used in accounting for the medical plans was an 8.4 percent health care cost trend rate (decreasing to 6 percent in 2003 and beyond). A one percent increase in the health care trend rate would increase the accumulated postretirement benefit obligation by $3,038 at year-end 2001 and the net periodic cost by $228 for the year. A one percent decrease in the health care trend rate would decrease the accumulated postretirement benefit obligation by $2,407 at year-end 2001 and the net periodic cost by $178 for the year.

    The dates used to measure plan assets and liabilities were October 31, 2000 and 2001 for all plans. Plan assets are invested primarily in stocks, bonds, short-term securities and cash equivalents.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES

    Future minimum rental payments for operating leases (primarily for transportation equipment, mining equipment, offices and warehouses) having initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001 are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
        2002................................................  $12,855
        2003................................................   10,132
        2004................................................    9,168
        2005................................................    5,621
        2006................................................    7,548
                                                              -------
        Thereafter..........................................   15,203
                                                              -------
                                                              -------

    Rental expense for the years ended December 31, 1999, 2000 and 2001 was $12,408, $11,096, and $10,034 respectively.

    Parent Guaranty and Transfer Agreement. A restated parent guaranty and transfer agreement between New Hampshire Oak, a wholly-owned subsidiary of GCG and the parent of General Chemical Industrial Products Inc. ('GCIP'), and ACI International Limited and TOSOH America, Inc. provides that in the event that either New Hampshire Oak, ACI International Limited or TOSOH America, Inc. (such entities being referred to as a 'transferring parent' or 'nontransferring parent' as the context requires) proposes to sell or otherwise transfer or cause to be sold or transferred the voting securities of GCIP, The Andover Group, Inc. or TOSOH Wyoming, Inc. (the respective subsidiaries constituting the partners of GCSAP) as the case may be, the nontransferring parents will have the following options: (1) to purchase the transferring parent's subsidiary's interest in GCSAP at fair market value; (2) to require the transferring parent to purchase the nontransferring parents' subsidiaries' interests in GCSAP at fair market value; (3) to buy the voting securities to be sold by the transferring parent on the same terms and conditions and at the same price as the transferring parent proposes to sell or otherwise transfer or cause to be sold or transferred such voting securities; or (4) to cause the proposed transferee to purchase the nontransferring parents' subsidiaries' interests in GCSAP for a price reflecting the price to be paid by the proposed transferee for such voting securities. In the event that New Hampshire Oak ceases to own at least 51 percent of GCIP while GCIP is a partner, GCIP shall pay to The Andover Group, Inc. $2,833.

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

    On March 13, 2000, the Company's Canadian subsidiary received a letter from Environment Canada ('EC'). The letter informed the Company that it faces an alleged violation of the Canadian

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Fisheries Act, R.S.C., as amended, with respect to effluent discharges at its Amherstburg, Ontario facility. According to EC, the Company's chloride level of its effluent discharged to the Detroit River exceeded permitted levels. The idling of the Amherstburg synthetic soda ash production in April 2001 has improved the quality of the effluent such that it complies with the Canadian Fisheries Act requirements. Because of the foregoing, the Company does not believe that any additional expenses and/or capital expenditures will be incurred in connection with this matter which would be material to the Company's results of operations and/or financial condition.

NOTE 6 -- ADDITIONAL FINANCIAL INFORMATION

    The following are summaries of selected balance sheet items:

RECEIVABLES

                                                             DECEMBER 31,
                                                         ---------------------
                                                          2000          2001
                                                          ----          ----
Trade..................................................  $54,783       $44,014
Other..................................................    6,624         6,943
Allowance for doubtful accounts........................   (2,535)       (1,996)
                                                         -------       -------
                                                         $58,872       $48,961
                                                         -------       -------
                                                         -------       -------

INVENTORIES

                                                             DECEMBER 31,
                                                         ---------------------
                                                          2000          2001
                                                          ----          ----
Raw materials..........................................  $ 3,165       $ 1,302
Work in process........................................    1,665         3,448
Finished products......................................   10,743        14,110
Supplies and containers................................    6,134         6,953
                                                         -------       -------
                                                         $21,707       $25,813
                                                         -------       -------
                                                         -------       -------

    Inventories valued at LIFO amounted to $2,573, and $4,508 at December 31, 2000 and 2001, respectively, which were below estimated replacement cost by $2,042 and $2,212 respectively. The impact of LIFO liquidations in 2000 and 2001 was not significant.

PROPERTY, PLANT AND EQUIPMENT

                                                            DECEMBER 31,
                                                      -------------------------
                                                        2000            2001
                                                        ----            ----
Land and improvements...............................  $  24,185       $  24,534
Buildings and leasehold improvements................     16,482          16,650
Machinery and equipment.............................    210,089         217,641
Construction-in-progress............................      3,590           1,431
Mines and quarries..................................     16,751          16,647
                                                      ---------       ---------
                                                        271,097         276,903
Less accumulated depreciation and amortization......   (162,214)       (176,538)
                                                      ---------       ---------
                                                      $ 108,883       $ 100,365
                                                      ---------       ---------
                                                      ---------       ---------

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ACCRUED LIABILITIES

                                                             DECEMBER 31,
                                                         ---------------------
                                                          2000          2001
                                                          ----          ----
Restructuring reserve..................................  $16,111       $ 4,172
Wages, salaries and benefits...........................    9,061         9,011
Taxes, other than income taxes.........................    8,065         6,773
Other..................................................    9,358        10,589
                                                         -------       -------
                                                         $42,595       $30,545
                                                         -------       -------
                                                         -------       -------

NOTE 7 -- SALE OF ASSETS

    In the third quarter of 2000, the Company sold a quarry at its Amherstburg, Ontario, Canada location for $8,080, resulting in a pretax gain of $7,671.

NOTE 8 -- RESTRUCTURING CHARGE

    In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. The restructuring involved the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada which resulted in the writedown of long-lived assets and workforce reductions of approximately 250 hourly and salaried employees. The Company idled this capacity because it requires substantially more resources -- principally costly natural gas and necessary capital improvements -- for the Company to manufacture synthetic soda ash at Amherstburg than to manufacture natural soda ash at its production facility in Green River, Wyoming. The Company has shifted production from its relatively high-cost synthetic soda ash facility in Amherstburg to its lower-cost natural soda ash facility in Green River, thereby eliminating cash operating losses incurred in operating the Amherstburg facility and reducing its exposure to fluctuations in energy prices. It is expected that the restructuring actions will be substantially completed by March 31, 2002.

    In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits.

    The cash and noncash elements of the restructuring charge approximate $16.3 million and $43.5 million, respectively. The components of the restructuring charge were as follows:

                                                                                         BALANCE AT
                                                      ORIGINAL     UTILIZED             DECEMBER 31,
                                                      ACCRUAL        CASH     NONCASH       2000
                                                      -------        ----     -------       ----
Writedown of long-lived assets....................    $40,203        $ --     $40,203      $    --
Employee severance and termination benefits.......      8,598          --          --        8,598
Site preparation costs............................      4,641          --          --        4,641
Other(1)..........................................      6,360         178       3,310        2,872
                                                      -------        ----     -------      -------
                                                      $59,802        $178     $43,513      $16,111
                                                      -------        ----     -------      -------
                                                      -------        ----     -------      -------

                                                     BALANCE AT                          BALANCE AT
                                                    DECEMBER 31,   UTILIZED             DECEMBER 31,
                                                        2000         CASH     NONCASH       2001
                                                        ----         ----     -------       ----
Employee severance and termination benefits.......    $ 8,598       $5,044    $2,470       $1,084
Site preparation costs............................      4,641        2,858        --        1,783
Other(1)..........................................      2,872        1,137       430        1,305
                                                      -------       ------    ------       ------
                                                      $16,111       $9,039    $2,900       $4,172
                                                      -------       ------    ------       ------
                                                      -------       ------    ------       ------

---------

(1) Primarily includes writedowns of inventories, contract termination fees and environmental compliance.

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 9 -- RELATED PARTY TRANSACTIONS

MANAGEMENT AGREEMENT

    The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of GCG) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $1,484, $1,595 and $1,621 in 1999, 2000 and 2001, respectively.

TRANSITION SUPPORT AGREEMENT

    The Company and GenTek entered into various transition support agreements that provide mechanisms for an orderly transition after the Spinoff. For the years ended December 31, 1999, 2000 and 2001, the Company paid GenTek $2,474, $1,692 and $1,355 related to these transition support agreements.

OTHER TRANSACTION

    The Company supplies soda ash and calcium chloride to GenTek. For the years ended December 31, 1999, 2000 and 2001, sales to GenTek amounted to $14,696, $4,389 and $4,036, respectively.

NOTE 10 -- LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                     MATURITIES      2000       2001
                                                     ----------      ----       ----
$85 Million Revolving Credit Facility-floating
  rate...........................................  April 30, 2004  $ 49,314   $ 46,487
Senior Subordinated Notes -- 10 5/8%.............  April 30, 2009   100,000    100,000
                                                                   --------   --------
Total Debt.......................................                   149,314    146,487
    Less: Current Portion........................                        --         --
                                                                   --------   --------
Net Long-Term Debt...............................                  $149,314   $146,487
                                                                   --------   --------
                                                                   --------   --------

    On April 30, 1999, in connection with the Spinoff, the Company and its Canadian subsidiary, General Chemical Canada Ltd., entered into an $85,000 revolving credit facility ('Credit Facility') with certain lenders party thereto; The Chase Manhattan Bank, as Administrative Agent, The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, The Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago as Documentation Agent. Of this amount, up to $60,000 is available for borrowing by the Canadian subsidiary. In addition, on April 30, 1999, GCIP issued and sold $100,000 aggregate principal amount of 10 5/8% Senior Subordinated Notes due 2009.

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

    The Senior Subordinated Notes are unsecured while the $85 million Credit Facility is secured by 100 percent of the capital stock of GCIP, 100 percent of the owned capital stock of, and guarantees from, the direct and indirect domestic subsidiaries of the Company, and substantially all of the other assets of the Company. In addition, the portion of the Credit Facility available to the Company's Canadian subsidiary is secured by substantially all of the assets of the Company's Canadian subsidiary. The Senior Subordinated Notes and the Credit Facility contain certain covenants with respect to additional indebtedness, preferred stock issued by subsidiaries, restricted payments, transactions with

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

affiliates, liens, dividends and other payment instructions affecting subsidiaries, consolidations, mergers, the sale of assets and financial tests. Prior to the Spinoff, the Company paid a regular quarterly cash dividend to holders of its Common Stock. The Company has not paid dividends since the Spinoff and does not expect to pay cash dividends in the foreseeable future.

    On March 7, 2001, the Company and its bank lenders finalized amendments to the financial covenants and other terms of the Company's credit facility agreement. The amendments provide for more flexible financial covenants for 2001 and 2002 and more restrictive covenants regarding restricted payments, investments, incurrence of indebtedness, capital expenditures, sale of assets and related matters during these two years. Management expects the Company to be compliant with these revised covenants in 2002. In addition, the maximum amount that the Company may borrow under its Credit Facility during 2002 is $70 million.

    On May 14, 2001, GCG issued 13,081,048 shares of Common Stock and 3,047,985 shares of Class B Common Stock in connection with GCG's rights offering (corresponding to approximately 1,308,105 and 304,799 shares after the reverse split on July 18, 2001). The proceeds to GCG from this issuance of Common Stock and Class B Common Stock of approximately $10.0 million were contributed to the Company and was used to pay costs related to the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada and for general corporate purposes.

NOTE 11 -- FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair values of the Company's financial instruments are as follows:

                                               DECEMBER 31, 2000     DECEMBER 31, 2001
                                               ------------------   -------------------
                                               CARRYING    FAIR     CARRYING     FAIR
                                                AMOUNT     VALUE     AMOUNT     VALUE
                                                ------     -----     ------     -----
Long-term debt...............................  $149,314   $85,314   $146,487   $121,487

    The fair values of cash and cash equivalents, receivables and payables approximate their carrying values due to the short-term nature of the instruments.

    The fair value of the Company's long-term debt was based on quoted market prices for publicly traded notes and discounted cash flow analyses on its nontraded debt.

NOTE 12 -- GEOGRAPHIC INFORMATION

    Information regarding geographic areas at December 31, and for each of the years then ended is as follows:

                                                                                           LONG-LIVED
                                NET REVENUES              OPERATING PROFIT (LOSS)           ASSETS(4)
                       ------------------------------   ----------------------------   -------------------
                         1999       2000       2001      1999       2000      2001       2000       2001
                         ----       ----       ----      ----       ----      ----       ----       ----
United States(1).....  $223,944   $223,880   $231,661   $23,891   $ 17,644   $11,857   $105,810   $ 96,682
Foreign(2)...........   118,392    107,315    103,127     6,716    (63,996)     (315)    21,497     20,564
Elimination(3).......   (29,719)   (34,673)   (48,732)       --         --        --         --         --
                       --------   --------   --------   -------   --------   -------   --------   --------
                       $312,617   $296,522   $286,056   $30,607   $(46,352)  $11,542   $127,307   $117,246
                       --------   --------   --------   -------   --------   -------   --------   --------
                       --------   --------   --------   -------   --------   -------   --------   --------

---------

(1) Includes export sales of $75,638, $70,020 and $72,748 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONCLUDED)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 13 -- SEGMENT INFORMATION

    Industry segment information is summarized as follows:

                                                          1999       2000       2001
                                                          ----       ----       ----
Net revenues:
    Soda Ash..........................................  $256,822   $237,799   $227,582
    Calcium Chloride..................................    55,795     58,723     58,474
                                                        --------   --------   --------
        Total Segment.................................  $312,617   $296,522   $286,056
                                                        --------   --------   --------
                                                        --------   --------   --------
Income (loss) before income taxes:
    Soda Ash..........................................  $  8,275   $(59,700)  $  5,254
    Calcium Chloride..................................    12,546      6,189      1,067
                                                        --------   --------   --------
        Total Segment.................................    20,821    (53,511)     6,321
Eliminations and other corporate expenses.............   (15,445)   (11,427)   (17,541)
                                                        --------   --------   --------
                                                        $  5,376   $(64,938)  $(11,220)
                                                        --------   --------   --------
                                                        --------   --------   --------

    Income (loss) before income taxes for the soda ash segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001. Income (loss) before income taxes for the soda ash segment includes a restructuring charge of $59,802 recorded in the fourth quarter of 2000. Income
(loss) before income taxes for elimination and other corporate expenses includes a gain on sale of assets of $7,671 recorded in the third quarter of 2000.

    Capital Expenditures:

                                                            1999      2000      2001
                                                            ----      ----      ----
    Soda Ash.............................................  $22,530   $14,360   $ 4,347
    Calcium Chloride.....................................    1,383     6,102     3,648
    Elimination and other corporate expenses.............      148       374       441
                                                           -------   -------   -------
                                                           $24,061   $20,836   $ 8,436
                                                           -------   -------   -------
                                                           -------   -------   -------
Depreciation & Amortization:
    Soda Ash.............................................  $16,129   $17,006   $14,605
    Calcium Chloride.....................................      906       948     1,169
    Elimination and other corporate expenses.............      766     1,194     1,310
                                                           -------   -------   -------
                                                           $17,801   $19,148   $17,084
                                                           -------   -------   -------
                                                           -------   -------   -------

NOTE 14 -- UNAUDITED QUARTERLY INFORMATION

                                                                     2000
                                               -------------------------------------------------
                                                FIRST    SECOND     THIRD     FOURTH      YEAR
                                                -----    ------     -----     ------      ----
Net revenues.................................  $65,909   $80,013   $74,302   $ 76,298   $296,522
Gross profit.................................    8,302     9,150     9,795      3,195     30,442
Net income (loss)............................   (1,256)      185     3,263    (50,792)   (48,600)

                                                                     2001
                                               -------------------------------------------------
                                                FIRST    SECOND     THIRD     FOURTH      YEAR
                                                -----    ------     -----     ------      ----
Net revenues.................................  $65,326   $79,369   $73,201   $ 68,160   $286,056
Gross profit.................................      842    10,050     7,669     11,504     30,065
Net loss.....................................   (8,187)   (1,010)   (1,985)      (336)   (11,518)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors. For information relating to the Company's Directors, see the information under the caption 'Employee/Labor Relations' in Part I of this report.

    Executive Officers. For information relating to the Company's executive officers, see the information under the caption 'Employees/Labor Relations' in
Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    Executive Compensation. For information relating to the compensation of the Company's executives, see the information under the caption 'Compensation of Directors and Executive Officers' in GCG's Proxy Statement, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    GCG, the parent company of the Company, is the sole record beneficial owner of the Company's Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Certain Relationships and Related Transactions. For information relating to certain relationships and related transactions of the Company, see the information under the caption 'Certain Relationships and Transactions' in GCG' Proxy Statement, which is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

EXHIBIT
  NO.                            DESCRIPTION
  ---                            -----------
    *3.1  -- Amended and Restated Certificate of Incorporation of the Company
    *3.2  -- Amended and Restated By-Laws of the Company
    *4.1  -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company
   *10.1  -- Agreement dated as of March 15, 1996 between Paul M. Montrone and the Company
 'D'10.4  -- Restated Environmental Matters Agreement among Allied-Signal,
             Henley, The Wheelabrator Group Inc., New Hampshire Oak, Inc., and
             Fisher Scientific Group Inc., dated as of February 26, 1986, as amended and restated as of July 28, 1989
 'D'10.5  -- Second Amended and Restated Partnership Agreement of GCSAP dated
             June 30, 1992, among General Chemical, The Andover Group, Inc., and TOSOH Wyoming, Inc.
 'D'10.6  -- Amended and Restated Parent Guaranty and Transfer Agreement
             dated June 30, 1992, among New Hampshire Oak, Inc., ACI
             International Limited and TOSOH America, Inc.
   *10.7  -- The General Chemical Group Inc. Deferred Compensation Plan for
             Non-Employee Directors
   *10.8  -- The General Chemical Group Inc. Retirement Plan for Non-Employee
             Directors
   *10.9  -- The General Chemical Group Inc. Restricted Unit Plan for
             Non-Employee Directors
   *10.10 -- The General Chemical Group Inc. 1996 Stock Option and Incentive
             Plan
   *10.11 -- The General Chemical Group Inc. Performance Plan
   *10.12 -- The General Chemical Group Inc. Restricted Unit Plan
'DD'10.13 -- First Amendment to General Chemical Corporation Equity Program,
             effective as of October 1, 1993.

EXHIBIT
  NO.                            DESCRIPTION
  ---                            -----------
   *10.14 -- General Chemical Group Dividend Award Program, as amended
             December 15, 1995, effective as of October 1, 1993
   *10.15 -- General Chemical Corporation Supplemental Savings and
             Retirement Plan
  **10.16 -- Employee Benefits Agreement among The General Chemical
             Group Inc. and GenTek Inc.
  **10.17 -- Intellectual Property Agreement among the Company,
             General Chemical Corporation, GenTek, Inc. and The General
             Chemical Group Inc.
  **10.18 -- Credit Agreement, dated as of April 30, 1999, among the
             Company, and General Chemical Canada Ltd. as Borrowers,
             the several Lenders from time to time parties thereto, The
             Chase Manhattan Bank, as Administrative Agent, The Chase
             Manhattan Bank of Canada, as Canadian Administrative
             Agent, The Bank of Nova Scotia, as Syndication Agent, and
             The First National Bank of Chicago as Documentation Agent.
 ***10.19 -- First Amendment, dated as of March 7, 2001, to the Credit
             Agreement referred to in Exhibit 10.18.
  **10.20 -- Guarantee and Collateral Agreement, dated as of
             April 30, 1999, made by the Company, and certain of its
             subsidiaries in favor of the Chase Manhattan Bank, as
             Collateral Agent. Incorporated by reference to the
             relevant exhibit to the GCG First Quarter 1999 10-Q
  **10.21 -- Amended and Restated Management Agreement, dated as of
             April 30, 1999, between Latona Associates Inc. and The
             General Chemical Group Inc. Incorporated by reference to
             the relevant exhibit to The General Chemical Group Inc.'s
             10-Q for the three months ended June 30, 1999 with the
             Securities and Exchange Commission on August 16, 1999 (the
             'GCG Second Quarter 10-Q')
  **10.22 -- Tax Sharing Agreement, dated as of April 30, 1999, between The General Chemical Group Inc. and GenTek Inc.
  **10.23 -- Sublease Agreement, dated as of April 30, 1999, between the Company and General Chemical Corporation
    11    -- Statement regarding computation of per share earnings
  **22    -- Subsidiaries of the Company

---------

  * Incorporated by reference to the relevant exhibit to the Company's Registration Statement on form S-1 filed with the Securities and Exchange Commission (the 'SEC') on May 3, 1996, File No. 33-83766.

 ** Incorporated by reference to the relevant exhibit to the Registration Statement on Form S-4 of General Chemical Industrial Products Inc. filed with the SEC on September 30, 1999, File No. 333-81469.

  'D' Incorporated by reference to the relevant exhibit to General Chemical
      Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

 'DD' Incorporated by reference to the relevant exhibit to General Chemical
      Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the SEC.

FINANCIAL STATEMENTS

    See Item 8, beginning on page 17.

FINANCIAL STATEMENT SCHEDULES

    See Index to Financial Statement Schedules on page 38.

REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hampton, State of New Hampshire on the 29th day of March 2002.

                                      GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                                      By:        /s/ DAVID S. GRAZIOSI
                                          .................................
                                                    DAVID S. GRAZIOSI
                                            VICE PRESIDENT, CHIEF FINANCIAL
                                                   OFFICER AND DIRECTOR
                                                     March 29, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

               SIGNATURE                                CAPACITY                        DATE
               ---------                                --------                        ----
         /s/ DELYLE W. BLOOMQUIST
 .........................................  President, Chief Executive Officer      March 29, 2002
          (DELYLE W. BLOOMQUIST)              (Principal Executive Officer) and
                                              Director

          /s/ DAVID S. GRAZIOSI             Vice President, Chief Financial         March 29, 2002
 .........................................    Officer and Director (Principal
           (DAVID S. GRAZIOSI)                Financial and Accounting Officer)

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts........................   38

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

                                                                     SCHEDULE II

                   GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                               TRANSLATION
                                        BALANCE AT   ADDITIONS    DEDUCTIONS   ADJUSTMENT    BALANCE AT
                                        BEGINNING    CHARGED TO      FROM        DURING        END OF
                                        OF PERIOD      INCOME      RESERVES      PERIOD        PERIOD
                                        ---------      ------      --------      ------        ------
                                                                (IN THOUSANDS)
Year ended December 31, 1999
    Allowance for doubtful accounts...    $2,658        $ --        $   --        $ 21         $2,679
Year ended December 31, 2000
    Allowance for doubtful accounts...    $2,679        $397        $ (526)       $(15)        $2,535
Year ended December 31, 2001
    Allowance for doubtful accounts...    $2,535        $202        $ (713)       $(28)        $1,996

                                 EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION                             PAGE
-----------                         -----------                             ----
    *3.1   -- Amended and Restated Certificate of Incorporation of the Company.
    *3.2   -- Amended and Restated By-Laws of the Company......................
    *4.1   -- Specimen Certificate for shares of Common Stock, $.01 par value, of the Company...................................................
   *10.1   -- Agreement dated as of March 15, 1996 between Paul M. Montrone and the Company......................................................
 'D'10.4   -- Restated Environmental Matters Agreement among Allied-Signal,
              Henley, The Wheelabrator Group Inc., New Hampshire Oak, Inc., and
              Fisher Scientific Group Inc., dated as of February 26, 1986, as amended and restated as of July 28, 1989.........................
 'D'10.5   -- Second Amended and Restated Partnership Agreement of GCSAP dated
              June 30, 1992, among General Chemical, The Andover Group, Inc., and TOSOH Wyoming, Inc...........................................
 'D'10.6   -- Amended and Restated Parent Guaranty and Transfer Agreement dated
              June 30, 1992, among New Hampshire Oak, Inc., ACI International
              Limited and TOSOH America, Inc...................................
   *10.7   -- The General Chemical Group Inc. Deferred Compensation Plan for
              Non-Employee Directors...........................................
   *10.8   -- The General Chemical Group Inc. Retirement Plan for Non-Employee
              Directors........................................................
   *10.9   -- The General Chemical Group Inc. Restricted Unit Plan for
              Non-Employee Directors...........................................
   *10.10  -- The General Chemical Group Inc. 1996 Stock Option and Incentive
              Plan.............................................................
   *10.11  -- The General Chemical Group Inc. Performance Plan.................
   *10.12  -- The General Chemical Group Inc. Restricted Unit Plan.............
'DD'10.13  -- First Amendment to General Chemical Corporation Equity Program,
              effective as of October 1, 1993..................................
   *10.14  -- General Chemical Group Dividend Award Program, as amended
              December 15, 1995, effective as of October 1, 1993...............
   *10.15  -- General Chemical Corporation Supplemental Savings and Retirement
              Plan.............................................................
  **10.16  -- Employee Benefits Agreement among The General Chemical Group
              Inc., and GenTek Inc.............................................
  **10.17  -- Intellectual Property Agreement among the Company., General
              Chemical Corporation, GenTek, Inc. and The General Chemical Group
              Inc..............................................................
  **10.18  -- Credit Agreement, dated as of April 30, 1999, among the Company, and General Chemical Canada Ltd. as Borrowers, the several Lenders from time to time parties thereto, The Chase Manhattan Bank, as
              Administrative Agent, The Chase Manhattan Bank of Canada, as
              Canadian Administrative Agent, The Bank of Nova Scotia, as
              Syndication Agent, and The First National Bank of Chicago as
              Documentation Agent..............................................
 ***10.19  -- First Amendment, dated as of March 7, 2001, to the Credit
              Agreement referred to in Exhibit 10.18...........................
  **10.20  -- Guarantee and Collateral Agreement, dated as of April 30, 1999, made the Company, and certain of its subsidiaries in favor of the
              Chase Manhattan Bank, as Collateral Agent. Incorporated by
              reference to the relevant exhibit to the GCG First Quarter 1999
              10-Q.............................................................

EXHIBIT NO.                         DESCRIPTION                             PAGE
-----------                         -----------                             ----
  **10.21  -- Amended and Restated Management Agreement, dated as of
              April 30, 1999, between Latona Associates Inc. and The
              General Chemical Group Inc. Incorporated by reference to
              the relevant exhibit to The General Chemical Group Inc.'s
              10-Q for the three months ended June 30, 1999 with the
              Securities and Exchange Commission on August 16, 1999 (the
              'GCG Second Quarter 10-Q')..................................
  **10.22  -- Tax Sharing Agreement, dated as of April 30, 1999, between The General Chemical Group Inc. and GenTek Inc......
  **10.23  -- Sublease Agreement, dated as of April 30, 1999, between the Company and General Chemical Corporation................
  **22     -- Subsidiaries of the Company.................................

---------

    * Incorporated by reference to the relevant exhibit to the Company's Registration Statement filed with the Securities and Exchange Commission (the 'SEC') on May 3, 1996, File No. 33-83766.

   ** Incorporated by reference to the relevant exhibit to the Registration
      Statement on Form S-4 of General Chemical Industrial Products Inc. filed with the SEC on September 30, 1999, File No. 333-81469.

  'D' Incorporated by reference to the relevant exhibit to General Chemical
      Corporation's Registration Statement filed with the SEC on August 11, 1993, File No. 33-64824.

 'DD' Incorporated by reference to the relevant exhibit to General Chemical
      Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed with the SEC.

                            STATEMENT OF DIFFERENCES
                            ------------------------

The dagger symbol shall be expressed as ................................... 'D'
The double dagger symbol shall be expressed as ........................... 'DD'