Form 10-Q
period 2002-03-31
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2002-05-15
CIK 1088382

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


    (Mark One)
        [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    -----------            OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 2002
                                          OR
    -----------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

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


===============================================================================

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX
                                      -----

                                                                                    Page No.
                                                                                    --------
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months
          Ended March 31, 2001 and 2002.............................................      1

         Consolidated Balance Sheets - December 31, 2001 and
          March 31, 2002............................................................      2

         Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2001 and 2002.............................................      3

         Notes to Consolidated Financial Statements.................................     4-6

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................      7

     Item 3.  Quantitative and Qualitative Disclosures
               about Market Risk....................................................      8

PART II.  OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K......................................      9

     SIGNATURES.....................................................................     10


                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements


                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                        -------------------------------------
                                                                               2001                 2002
                                                                               ----                 ----
Net revenues..........................................................      $ 65,326               $57,377
Cost of revenues......................................................        64,484                49,120
Selling, general and administrative expense...........................         4,114                 3,952
                                                                        ------------          ------------
Operating (loss) profit ..............................................       (3,272)                 4,305
Interest expense......................................................         4,076                 3,584
Interest income.......................................................           234                   118
Other expense, net....................................................            87                    81
                                                                        ------------          ------------

(Loss) income before income taxes and minority interest...............       (7,201)                   758
Minority interest.....................................................           855                 2,543
                                                                        ------------          ------------
Loss before income taxes..............................................       (8,056)               (1,785)
Income tax provision..................................................           131                     6
                                                                        ------------          ------------
           Net loss...................................................      $(8,187)               $(1,791)
                                                                        ============          ============












        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                                                               December 31,    March 31,
                                                                                                   2001            2002
                                                                                                   ----            ----
                                                                                                               (unaudited)
                                                  ASSETS
Current assets:
       Cash and cash equivalents...................................................               $ 14,182        $ 18,344
       Receivables, net............................................................                 48,961          44,238
       Inventories.................................................................                 25,813          30,656
       Deferred income taxes.......................................................                  6,934           4,963
       Other current assets........................................................                  5,485           5,530
                                                                                              ------------    ------------
          Total current assets.....................................................                101,375         103,731
Property, plant and equipment, net.................................................                100,365          99,294
Other assets                                                                                        16,881          17,287
                                                                                              ------------    ------------
          Total assets.............................................................               $218,621        $220,312

                                                                                              ============    ============
                                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
       Accounts payable............................................................               $ 21,177        $ 21,121
       Accrued liabilities.........................................................                 30,545          31,850
                                                                                              ------------    ------------
          Total current liabilities................................................                 51,722          52,971
Long-term debt.....................................................................                146,487         146,383
Other liabilities..................................................................                 78,498          78,540
                                                                                              ------------    ------------
          Total liabilities........................................................                276,707         277,894
                                                                                              ------------    ------------
Minority interest..................................................................                 38,983          41,137
                                                                                              ------------    ------------
Equity (Deficit):
      Common Stock, $.01 par value; authorized 1,000
        shares; issued and outstanding: 1,000 shares at
        December 31, 2001 and March  31, 2002, respectively........................                     --              --
      Capital deficit..............................................................               (43,523)        (43,490)
      Accumulated other comprehensive income.......................................                  1,412           1,547
      Retained earnings............................................................               (54,958)        (56,776)
                                                                                              ------------    ------------
      Total equity (deficit).......................................................               (97,069)        (98,719)
                                                                                              ------------    ------------
          Total liabilities and equity (deficit)...................................              $218,621        $220,312
                                                                                              ============    ============






        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                     2001             2002
                                                                                     ----             ----
Cash flows from operating activities:
       Net loss..............................................................       $ (8,187)        $(1,791)
       Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization.......................................          4,555           3,314
         Decrease in receivables.............................................          4,225           4,723
         Increase in inventories.............................................           (675)         (4,843)
         Decrease in accounts payable........................................         (2,388)            (56)
         Increase in accrued liabilities.....................................          1,024           1,305
         Decrease in other liabilities and assets, net.......................          6,085           1,751
         Increase in minority interest.......................................             14           2,154
                                                                                ------------    ------------
             Net cash provided by operating activities.......................          4,653           6,557
                                                                                ------------    ------------
Cash flows from investing activities:
       Capital expenditures..................................................         (1,432)         (2,401)
                                                                                ------------    ------------
             Net cash used for investing activities..........................         (1,432)         (2,401)
                                                                                ------------    ------------
Cash flows from financing activities:
       Other financing activities............................................             86               6
                                                                                ------------    ------------
             Net cash provided by financing activities.......................             86               6
                                                                                ------------    ------------
Increase in cash and cash equivalents........................................          3,307           4,162
Cash and cash equivalents at beginning of period.............................         18,419          14,182
                                                                                ------------    ------------
Cash and cash equivalents at end of period...................................       $ 21,726        $ 18,344
                                                                                ============    ============

Supplemental disclosure of cash flow information: Cash paid (refunded) during the period for:
         Interest............................................................       $  1,135        $    623
         Taxes ..............................................................       $ (4,264)       $ (1,219)







        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 2002
                             (Dollars in thousands)
                                   (unaudited)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCIP and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in the Form 10-K.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.

Note 2 - Comprehensive Loss

         Total comprehensive loss is comprised of net loss and foreign currency translation gains and (losses). Total comprehensive loss for the three months ended March 31, 2001 and 2002 was ($5,906) and ($1,656), respectively.

Note 3 - Additional Financial Information

         The components of inventories were as follows:


                                                                            December 31,        March 31,
                                                                                2001              2002
                                                                                ----              ----

               Raw materials......................................            $ 1,302           $ 1,081
               Work in process....................................              3,448             5,263
               Finished products..................................             14,110            17,343
               Supplies and containers............................              6,953             6,969
                                                                        -------------     -------------
                                                                              $25,813           $30,656
                                                                        =============     =============

Note 4 - Restructuring

         In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits. The restructuring involved the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring accrual at December 31, 2001 was $4.2 million. Spending against this accrual was $0.3 million during the three months ended March 31, 2002.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    For the three months ended March 31, 2002
                             (Dollars in thousands)
                                   (unaudited)



Note 5 - Related Party Transactions

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of The General Chemical Group Inc.) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $393 and $412 for the three months ended March 31, 2001 and 2002, respectively.

Transition Support Agreement

         The Company and GenTek, Inc. have entered into various transition agreements that provide mechanisms for an orderly transition after the Spinoff. For the three months ended March 31, 2001 and 2002, the Comnpany paid GenTek, Inc. $339 and $344, respectively, related to these transition agreements.

Other Transactions

         The Company supplies soda ash to GenTek, Inc. For the three months ended March 31, 2001 and 2002, sales to GenTek, Inc. amounted to $959 and $602, respectively.

Note 7 - Geographic Information


                                                             Total Revenues          Operating Profit (Loss)
                                                               March 31,                   March 31,
                                                                ---------                   ---------
                                                          2001           2002          2001           2002
                                                          ----           ----          ----           ----
     United States.............................        $  53,610      $ 51,527       $  (115)       $ 5,913
     Foreign  .................................           21,909        14,788        (3,157)        (1,608)
     Elimination ..............................         (10,193)       (8,938)             --             --
                                                    ------------  ------------     ----------     ----------
                                                       $ 65,326       $57,377        $(3,272)       $ 4,305
                                                    ============  ============     ==========     ==========


                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                    For the three months ended March 31, 2002
                             (Dollars in thousands)
                                   (unaudited)


Note 8 - Segment Information

         Industry segment information is summarized as follows:


                                                                         Three Months Ended
                                                                              March 31,
                                                                         2001            2002
                                                                         ----            ----
     Net revenues:
          Soda Ash...........................................         $54,427           $50,438
          Calcium Chloride...................................          10,899             6,939
                                                                   -----------        ---------
                       Total Segment.........................         $65,326           $57,377
                                                                   ===========        =========
     Income (loss) before income taxes:
          Soda Ash...........................................         $(2,195)          $ 3,292
          Calcium Chloride...................................          (1,099)           (1,486)
                                                                   ------------       ---------
                       Total Segment.........................          (3,294)            1,806
     Eliminations and other corporate expenses...............          (4,772)           (3,591)
                                                                   -----------        ---------
                                                                      $(8,056)          $(1,785)
                                                                   ===========        =========
     Capital Expenditures:
          Soda Ash...........................................         $   970           $1,236
          Calcium Chloride...................................             384            1,141
     Elimination and other corporate expenses................              78               24
                                                                   -----------       ----------
                                                                      $ 1,432           $2,401
                                                                   ===========       ==========
     Depreciation & Amortization:
          Soda Ash...........................................         $ 3,994           $2,688
          Calcium Chloride...................................             264               406
     Elimination and other corporate expenses................             297               220
                                                                   -----------       ----------
                                                                      $ 4,555           $ 3,314
                                                                   ===========       ==========

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Financial Condition

March 31, 2002 Compared with December 31, 2001

         Cash and cash equivalents were $18.3 million at March 31, 2002 compared with $14.2 million at December 31, 2001. During the first three months of 2002, the Company generated cash flow from operating activities of $6.6 million, and used cash of $2.4 million for capital expenditures.

         The Company had working capital of $50.8 million at March 31, 2002 as compared with $49.7 million at December 31, 2001. This increase in working capital principally reflects higher cash balances and inventories partially offset by higher accrued liabilities and lower receivables.

         The Company is significantly leveraged. At March 31, 2002, outstanding indebtedness consisted of $100 million of notes and $46.4 million outstanding under the credit facility. The Company's leverage and debt service requirements
(1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's indenture and credit facility impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets. The Company was in compliance with the covenants contained in its indenture and credit facility at March 31, 2002, although there can be no assurances given as to compliance with these covenants in future periods. A failure to comply with the covenants contained in the credit agreement or indenture may result in the Company's indebtedness becoming immediately due and payable, which would have a material adverse effect on our business results of operations and financial condition.

Results of Operations

March 31, 2002 Compared with March 31, 2001

         Net revenues for the three month period ended March 31, 2002 decreased $7.9 million to $57.4 million from $65.3 million in the comparable prior year period. Net revenues were negatively effected by lower calcium chloride volumes due to warm winter weather and lower soda ash volumes due to the April 2001 idling of the Company's Amherstburg synthetic soda ash facility, partially offset by higher domestic soda ash prices.

         Gross profit for the three month period ended March 31, 2002 increased $7.5 million to $8.3 million from $0.8 million in the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended March 31, 2002 increased to 14.4 percent from 1.3 percent for the same period in 2001. These increases were primarily due to higher domestic soda ash prices, lower operating costs resulting from the April 2001 idling of the Company's Amherstburg soda ash facility, and lower energy costs. In addition, the prior year's quarter includes costs incurred to start up operations at our Manistee, Michigan calcium chloride facility.

         Selling, general and administrative expense as a percentage of net revenues for the three month period ended March 31, 2002 was 6.9 percent as compared to 6.3 percent in 2001.

         Interest expense for the three month period ended March 31, 2002 decreased $0.5 million to $3.6 million, from $4.1 million in the comparable prior year period. The decrease is a result of lower credit facility borrowing rates and amendment fees expensed in the comparable prior year period.

         Minority interest for the three month period ended March 31, 2002 increased $1.7 million to $2.5 million, from $0.9 million in the comparable prior year period. The increase reflects higher earnings at General Chemical (Soda Ash) Partners primarily due to higher domestic soda ash prices and lower energy costs.

         Net loss was $1.8 million for the three month period ended March 31, 2002, versus $8.2 million for the comparable period in 2001, for the foregoing reasons.

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

         However, the Company does have cash flow exposure on its committed and uncommitted bank line of credit as interest is based on a floating rate. At March 31, 2002 the Company had $46.4 million in borrowings under the credit facility that had variable pricing. Accordingly, as of fiscal 2002, a 1% change in the floating rate will result in interest expense fluctuating approximately $0.5 million.

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




                            GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                            -----------------------------------------
                                           Registrant



Date May 15, 2002           /s/ De Lyle W. Bloomquist
     ----------------           -------------------------------------------
                                De Lyle W. Bloomquist
                                President and Chief Executive Officer
                                (Principal Executive Officer) and Director



Date May 15, 2002           /s/ David S. Graziosi
     ----------------           -------------------------------------------
                                David S. Graziosi
                                Vice President, Chief Financial Officer
                                (Principal Financial and Accounting Officer)
                                and Director