Form 10-Q
period 2002-06-30
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2002-08-14
CIK 1088382

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

     X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----------          OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----------          OF THE SECURITIES EXCHANGE ACT OF 1934

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
         Yes  X    No
            -----    -----

================================================================================

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      INDEX


                                                                            Page No.
                                                                            --------
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

      Consolidated Statements of Operations - Three Months
       And Six Months Ended June 30, 2001 and 2002.........................    1

      Consolidated Balance Sheets - December 31, 2001 and
       June 30, 2002.......................................................    2

      Consolidated Statements of Cash Flows - Six Months
       Ended June 30, 2001 and 2002........................................    3

      Notes to Consolidated Financial Statements...........................   4-6

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................   7-8

  Item 3.  Qualitative and Quantitative Disclosures about Market Risk......    9

PART II.  OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K................................    9

  SIGNATURES...............................................................   10

                          Part I. Financial Information


Item 1.  Financial Statements


                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)



                                                                         Three Months Ended              Six Months Ended
                                                                             June 30,                        June 30,
                                                                      ----------------------        --------------------------
                                                                        2001         2002              2001             2002
                                                                        ----         ----              ----             ----
Net revenues....................................................      $ 79,369      $73,830          $144,695         $131,207
Cost of revenues................................................        69,319       62,875           133,803          111,995
Selling, general and administrative expense.....................         4,008        3,807             8,122            7,759
Restructuring  charge ..........................................         1,721           --             1,721               --
                                                                      --------      -------          --------         --------
Operating profit ...............................................         4,321        7,148             1,049           11,453
Interest expense................................................         3,972        3,635             8,048            7,219
Interest income.................................................           186           42               420              160
Other expense (income), net.....................................            80         (188)              167             (107)
                                                                      --------      -------          --------         --------
Income (loss) before income taxes and minority interest.........           455        3,743            (6,746)           4,501
Minority interest...............................................         1,463        2,547             2,318            5,090
                                                                      --------      -------          --------         --------
Income (loss) before income taxes...............................        (1,008)       1,196            (9,064)            (589)
Income tax provision (benefit)..................................             2          (22)              133              (16)
                                                                      --------      -------          --------         --------
           Net income (loss)....................................      $ (1,010)     $ 1,218           $(9,197)        $   (573)
                                                                      ========      =======           =======         ========




        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                     ASSETS

                                                                              December 31,      June 30,
                                                                                  2001            2002
                                                                                  ----            ----
                                                                                              (unaudited)
Current assets:
       Cash and cash equivalents......................................        $  14,182       $  10,187
       Receivables, net...............................................           48,961          56,015
       Inventories....................................................           25,813          25,756
       Deferred income taxes..........................................            6,934           4,963
       Other current assets...........................................            5,485           6,848
                                                                              ---------       ----------
          Total current assets........................................          101,375         103,769
Property, plant and equipment, net....................................          100,365          98,476
Other assets..........................................................           16,881          17,930
                                                                              ---------       ---------
          Total assets................................................        $ 218,621       $ 220,175
                                                                              =========       =========

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable................................................        $  21,177       $  19,989
      Accrued liabilities.............................................           30,545          28,588
                                                                              ---------       ---------
          Total current liabilities...................................           51,722          48,577
Long-term debt........................................................          146,487         153,981
Other liabilities.....................................................           78,498          79,793
                                                                              ---------       ---------
          Total liabilities...........................................          276,707         282,351
                                                                              ---------       ---------
Minority interest.....................................................           38,983          37,678
                                                                              ---------       ---------
Equity (Deficit):
      Common Stock, $.01 par value; authorized 1,000
        shares; issued and outstanding; 1,000 shares at
        December 31, 2001 and June 30, 2002, respectively.............               --              --
      Capital deficit.................................................          (43,523)        (43,507)
      Accumulated other comprehensive income (loss)...................            1,412            (816)
      Retained earnings...............................................          (54,958)        (55,531)
                                                                              ---------       ---------
      Total equity (deficit)..........................................          (97,069)        (99,854)
                                                                              ---------       ---------
          Total liabilities and equity (deficit)......................        $ 218,621       $ 220,175
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

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                                 --------------------
                                                                                 2001            2002
                                                                                 ----            ----
Cash flows from operating activities:
       Net loss.......................................................        $  (9,197)      $    (573)
       Adjustments to reconcile net loss to net cash
         used by operating activities provided by operating
         activities:
         Depreciation and amortization................................            9,474           6,138
         Increase in receivables......................................           (1,469)         (7,054)
         (Increase) decrease in inventories...........................           (1,123)             57
         Decrease in accounts payable.................................           (6,794)         (1,188)
         Decrease in accrued liabilities..............................           (7,086)         (1,957)
         Decrease in other liabilities and assets, net................            9,267             618
         Decrease in minority interest................................             (895)         (1,305)
                                                                              ---------       ---------
             Net cash used by operating activities....................           (7,823)         (5,264)
                                                                              ---------       ---------
Cash flows from investing activities:
       Capital expenditures...........................................           (4,584)         (3,853)
                                                                              ---------       ---------
             Net cash used for investing activities...................           (4,584)         (3,853)
                                                                              ---------       ---------
Cash flows from financing activities:
       Borrowings under credit facility...............................               --           5,106
       Capital contribution...........................................           10,000              --
       Other financing activities.....................................             (445)             16
                                                                              ---------       ---------
             Net cash provided by financing activities................            9,555           5,122
                                                                              ---------       ---------
Decrease in cash and cash equivalents.................................           (2,852)         (3,995)
Cash and cash equivalents at beginning of period......................           18,419          14,182
                                                                              ---------       ---------
Cash and cash equivalents at end of period............................        $  15,567       $  10,187
                                                                              =========       =========

Supplemental disclosure of cash flow information:
    Cash paid (refunded) during the period for:
         Interest.....................................................        $   7,441       $   6,529
         Taxes........................................................           (4,264)         (1,219)




        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the three and six months ended June 30, 2002
                             (Dollars in thousands)
                                   (unaudited)


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

         The accompanying unaudited consolidated financial statements include the accounts of GCIP and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in the Form 10-K.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

         Certain prior-period amounts have been reclassified to conform with the current-year presentation.


Note 2 - Comprehensive Loss

         Total comprehensive loss is comprised of net loss and foreign currency translation gains and (losses). Total comprehensive loss for the six months ended June 30, 2001 and 2002 was ($8,672) and ($2,801) respectively.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                For the three and six months ended June 30, 2002
                             (Dollars in thousands)
                                   (unaudited)


Note 3 - Additional Financial Information

         The components of inventories were as follows:

                                                                 December 31,   June 30,
                                                                     2001         2002
                                                                     ----         ----
                                                                               (unaudited)
         Raw materials......................................      $   1,302     $     887
         Work in process....................................          3,448         4,412
         Finished products..................................         14,110        13,312
         Supplies and containers............................          6,953         7,145
                                                                  ---------     ---------
                                                                  $  25,813     $  25,756
                                                                  =========     =========

Note 4 - Restructuring

         In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits. The restructuring involves the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring accrual at December 31, 2001 was $4.2 million. Spending against this accrual was $0.4 million during the six months ended June 30, 2002.


Note 5 - Related Party Transactions

Management Agreement

         The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of The General Chemical Group Inc.) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $798 and $830 for the six months ended June 30, 2001 and 2002, respectively.

Agreements with GenTek, Inc.

         In connection with the spin-off of GenTek, Inc. ("GenTek") from the Company in April 1999, GenTek agreed to provide the Company with certain management information services and to sublease to the Company the office space in Parsippany, New Jersey used as its operations headquarters. For the six months ended June 30, 2001 and 2002, the Company paid GenTek $678 and $690 for these services and office space.

Other Transactions

         The Company supplies soda ash to GenTek. For the six months ended June 30, 2001 and 2002, sales to GenTek amounted to $2,111 and $1,341, respectively.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                For the three and six months ended June 30, 2002
                             (Dollars in thousands)
                                   (unaudited)


Note 6 - Geographic Information

                                              Net Revenues            Operating Profit (Loss)
                                                June 30,                      June 30,
                                                --------                      --------
                                          2001           2002            2001         2002
                                          ----           ----            ----         ----
     United States.................     $114,119       $111,137       $   3,609     $ 12,366
     Foreign  .....................       51,816         43,054          (2,560)        (913)
     Elimination ..................      (21,240)       (22,984)             --           --
                                        --------      --------        ---------     --------
                                        $144,695       $131,207       $   1,049     $ 11,453
                                        ========       ========       =========     ========

         Operating profit for the foreign segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.


Note 7 - Segment Information

         Industry segment information is summarized as follows:

                                                        Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                              -------                    --------
                                                          2001        2002          2001          2002
                                                          ----        ----          ----          ----
     Net revenues:
          Soda Ash...................................   $ 59,623     $54,018      $114,045     $104,456
          Calcium Chloride...........................     19,746      19,812        30,650       26,751
                                                        --------     -------      --------     --------
                       Total Segment.................   $ 79,369     $73,830      $144,695     $131,207
                                                        ========     =======      ========     ========
     Income (loss) before income taxes:
          Soda Ash...................................   $    954     $ 2,953      $ (1,242)    $  6,245
          Calcium Chloride...........................      2,246       1,640         1,147          154
                                                        ---------    --------     --------     --------
                       Total Segment.................      3,200       4,593           (95)       6,399
     Eliminations and other  corporate expenses......     (4,208)     (3,397)       (8,969)      (6,988)
                                                        --------     -------      --------    ---------
                                                        $ (1,008)    $ 1,196      $ (9,064)    $   (589)
                                                        ========     =======      ========     ========

         Income (loss) before income taxes for the soda ash segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.

     Capital Expenditures:
          Soda Ash..........................................  $  1,307   $    631  $  2,277   $  1,867
          Calcium Chloride..................................     1,587        815     1,971      1,956
     Elimination and other corporate expenses...............       258          6       336         30
                                                              --------   --------  --------   --------
                                                              $  3,152   $  1,452  $  4,584   $  3,853
                                                              ========   ========  ========   ========
     Depreciation & Amortization:
          Soda Ash..........................................  $  4,257   $  2,211  $  8,251   $  4,899
          Calcium Chloride..................................       321        394       585        800
     Elimination and other corporate expenses...............       341        219       638        439
                                                              --------   --------  --------   --------
                                                              $  4,919   $  2,824  $  9,474   $  6,138
                                                              ========   ========  ========   ========

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

June 30, 2002 Compared with December 31, 2001


Financial Condition

         Cash and cash equivalents were $10.2 million at June 30, 2002 compared with $14.2 million at December 31, 2002. During the first six months of 2002, the Company used cash flow from operating activities of $5.3 million, used cash of $3.9 million for capital expenditures and provided cash flow from financing activities of $5.1 million.

         The Company had working capital of $55.2 million at June 30, 2002 as compared with $49.8 million at December 31, 2001. The increase in working capital principally reflects higher receivables and other current assets and lower accounts payable and accrued liabilities partially offset by lower cash balances and deferred tax assets.

         The Company is significantly leveraged. At June 30, 2002, outstanding indebtedness consisted of $100 million of Senior Subordinated Notes and $54.0 million outstanding under the Senior Secured Credit Facility. The Company's leverage and debt service requirements (1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's indenture and credit facility impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets. The Company was in compliance with the covenants contained in its indenture and credit facility at June 30, 2002, although there can be no assurances given as to compliance with these covenants in future periods. A failure to comply with the covenants contained in the credit agreement or indenture may result in the Company's indebtedness becoming immediately due and payable, which would have a material adverse effect on our business results of operations and financial condition.

     GenTek provides the Company with management information services, and subleases to it office space in Parsippany, New Jersey used as our operations headquarters, pursuant to agreements entered into at the time of GenTek's spin-off in April 1999. GenTek recently announced that it is in default under agreements with certain of its lenders, and that it is exploring strategic alternatives. In the event that GenTek becomes unable to meet its obligations under its agreements with the Company, we would have to obtain our management information services and office space from third parties. The Company is developing a contingency plan in the event GenTek is unable to perform its obligations under these agreements. No assurances can be given as to the timely and cost effective replacement of management information services and office space.

Results of Operations

June 30, 2002 Compared with June 30, 2001

         Net revenues for the three and six month periods ended June 30, 2002 decreased 7.0 percent and 9.3 percent to $73.8 million and $131.2 million, respectively, from $79.4 million and $144.7 million for the comparable prior year periods. Net revenues were negatively effected by lower calcium chloride volumes due to warm winter weather and lower soda ash volumes due to the April 2001 idling of the Company's Amherstburg synthetic soda ash facility, partially offset by higher domestic soda ash prices.

         Gross profit for the three month period ended June 30, 2002 increased $0.9 million to $11.0 million from $10.1 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended June 30, 2002 increased to 14.8 percent from 12.7 percent for the same period in 2001. Gross profit for the six month period ended June 30, 2002 increased $8.3 million to $19.2 million from $10.9 million for the comparable prior year period. Gross profit as a percentage of net revenues for the six month period ended June 30, 2002 increased to 14.6 percent from 7.5 percent for the same period in 2001. These increases were primarily due to lower operating costs resulting from the April 2001 idling of the Company's Amherstburg synthetic soda ash facility, lower depreciation expense, lower energy costs and higher domestic soda ash prices, partially offset by lower calcium chloride volumes, costs related to the annual trona mine maintenance outage completed in June 2002 and higher calcium chloride feedstock costs. In addition, the prior year includes costs incurred to start up operations at our Manistee, Michigan calcium chloride facility. The prior year annual trona mine maintenance outage was completed in August 2001.

         Selling, general and administrative expense as a percentage of net revenues for the three and six month period ended June 30, 2002 and 2001 increased to 5.2 percent from 5.0 percent and to 5.9 percent from 5.6 percent.

         In the second quarter of 2001, the Company recorded a restructuring charge of $1.7 million for revised actuarial estimates of employee termination benefits.

         Interest expense for the three and six month periods ended June 30, 2002 was $3.6 million and $7.2 million, which was $0.3 million and $0.8 million lower, respectively, than the comparable prior period. The decrease is a result of lower credit facility borrowing rates and amendment fees expensed in the comparable prior year partially offset by an increase in borrowings under the credit facility.

         Minority interest for the three and six month periods ended June 30, 2002 was $2.5 million and $5.1 million, respectively, versus $1.5 million and $2.3 million for the same period in 2001. The increases in both periods reflect higher earnings at General Chemical (Soda Ash) Partners primarily due to higher domestic soda ash prices and lower energy costs.

         Net income (loss) was $1.2 million and ($0.6) million for the three and six month periods ended June 30, 2002, respectively, versus net loss of ($1.0) million and ($9.2) million for the comparable prior year periods, for the foregoing reasons.

Accounting Pronouncements

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations. The provisions of SFAS No. 145 related to lease modification are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modification to have a material impact on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in as Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest and foreign exchange rates.

         The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its fixed interest rate under the $100 million Senior Subordinated Notes as of June 30, 2002.

          However, the Company does have cash flow exposure on its committed and uncommitted bank line of credit as interest is based on a floating rate. At June 30, 2002 the Company had $54.0 million in borrowings under the Senior Secured Credit Facility. Accordingly, a one percent change in the floating rate will result in interest expense fluctuating annually by approximately $0.5 million.

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


                                       GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                                     Registrant

Date  August 14, 2002                  /s/ DeLyle W. Bloomquist
      ------------------                   --------------------------------------------
                                           DeLyle W. Bloomquist
                                           President and Chief Executive Officer
                                           (Principal Executive Officer) and Director


Date  August 14, 2002                  /s/ David S. Graziosi
      ------------------                   --------------------------------------------
                                           David S. Graziosi
                                           Vice President and Chief Financial Officer
                                           (Principal Financial and Accounting Officer)
                                            and Director

                       STATEMENT OF DIFFERENCES

The section symbol shall be expressed as....................................'SS'