Form 10-Q
period 2002-09-30
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2002-11-15
CIK 1088382

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X|                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002
                                       OR
|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

         Consolidated Statements of Operations - Three Months
           And Nine Months Ended September 30, 2001 and 2002 .............     1

         Consolidated Balance Sheets - December 31, 2001 and
           September 30, 2002 ............................................     2

         Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 2001 and 2002 .............................     3

         Notes to Consolidated Financial Statements ......................   4-7

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations .......................     7

     Item 3. Qualitative and Quantitative Disclosures about Market Risk ..    10

     Item 4. Controls and Procedures .....................................    10

PART II. OTHER INFORMATION:

     Item 6. Exhibits and Reports on Form 8-K ............................    10

     SIGNATURES ..........................................................    11

     Certifications ...................................................... 12-13

                          Part I. Financial Information

Item 1. Financial Statements

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                                 -----------------------      -----------------------
                                                                   2001           2002          2001           2002
                                                                   ----           ----          ----           ----
Net revenues ..............................................      $ 73,201       $ 71,327      $217,896       $202,534
Cost of revenues ..........................................        65,532         58,442       199,335        170,437
Selling, general and administrative expense ...............         3,886          3,893        12,008         11,652
Restructuring charge ......................................            --             --         1,721             --
                                                                 --------       --------      --------       --------
Operating profit ..........................................         3,783          8,992         4,832         20,445
Interest expense ..........................................         3,817          3,737        11,865         10,956
Interest income ...........................................           138             72           558            232
Other expense, net ........................................           303            520           470            413
                                                                 --------       --------      --------       --------
Income (loss) before income taxes and minority interest ...          (199)         4,807        (6,945)         9,308
Minority interest .........................................         1,765          4,044         4,083          9,134
                                                                 --------       --------      --------       --------
Income (loss) before income taxes .........................        (1,964)           763       (11,028)           174
Income tax provision (benefit) ............................            21              2           154            (14)
                                                                 --------       --------      --------       --------
           Net income (loss) ..............................      $ (1,985)      $    761      $(11,182)      $    188
                                                                 ========       ========      ========       ========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                               ASSETS

                                                                      December 31,   September 30,
                                                                          2001           2002
                                                                          ----           ----
                                                                                      (unaudited)
Current assets:
       Cash and cash equivalents .................................      $ 14,182       $ 24,366
       Receivables, net ..........................................        48,961         44,000
       Inventories ...............................................        25,813         28,946
       Deferred income taxes .....................................         6,934          4,963
       Other current assets ......................................         5,485          6,658
                                                                        --------       --------
          Total current assets ...................................       101,375        108,933
Property, plant and equipment, net ...............................       100,365         96,871
Other assets .....................................................        16,881         18,883
                                                                        --------       --------
          Total assets ...........................................      $218,621       $224,687
                                                                        ========       ========

                  LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
      Accounts payable ...........................................      $ 21,177       $ 23,117
      Accrued liabilities ........................................        30,545         34,122
                                                                        --------       --------
          Total current liabilities ..............................        51,722         57,239
Long-term debt ...................................................       146,487        146,879
Other liabilities ................................................        78,498         79,191
                                                                        --------       --------
          Total liabilities ......................................       276,707        283,687
                                                                        --------       --------
Minority interest ................................................        38,983         38,614
                                                                        --------       --------
Equity (Deficit):
      Common Stock, $.01 par value; authorized 1,000
        shares; issued and outstanding; 1,000 shares at
        December 31, 2001 and September 30, 2002, respectively ...            --             --
      Capital deficit ............................................       (43,523)       (43,503)
      Accumulated other comprehensive income .....................         1,412          1,037
      Retained earnings ..........................................       (54,958)       (54,770)
                                                                        --------       --------
      Total equity (deficit) .....................................       (97,069)       (97,236)
                                                                        --------       --------
          Total liabilities and equity (deficit) .................      $218,621       $224,687
                                                                        ========       ========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                                -------------
                                                                             2001           2002
                                                                             ----           ----
Cash flows from operating activities:
       Net income (loss) ............................................      $(11,182)      $    188
       Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization ..............................        13,356          9,111
         Decrease in receivables ....................................        12,364          4,961
         Decrease (increase) in inventories .........................           738         (3,133)
         (Decrease) increase in accounts payable ....................        (8,772)         1,940
         (Decrease) increase in accrued liabilities .................        (7,643)         3,577
         Decrease (increase) in other liabilities and assets, net ...         3,914           (659)
         Decrease in minority interest ..............................        (2,515)          (369)
                                                                           --------       --------
             Net cash provided by operating activities ..............           260         15,616
                                                                           --------       --------
Cash flows from investing activities:
       Capital expenditures .........................................        (7,183)        (5,482)
       Disposals of property, plant and equipment ...................           218             --
                                                                           --------       --------
             Net cash used for investing activities .................        (6,965)        (5,482)
Cash flows from financing activities:
       Borrowings under credit facility .............................            --          5,106
       Repayment of credit facility .................................            --         (5,076)
       Capital contribution .........................................        10,000             --
       Other financing activities ...................................           359             20
                                                                           --------       --------
             Net cash provided by financing activities ..............        10,359             50
                                                                           --------       --------
Increase in cash and cash equivalents ...............................         3,654         10,184
Cash and cash equivalents at beginning of period ....................        18,419         14,182
                                                                           --------       --------
Cash and cash equivalents at end of period ..........................      $ 22,073       $ 24,366
                                                                           ========       ========

Supplemental disclosure of cash flow information:
       Cash paid (refunded) during the period for:
         Interest ...................................................      $  8,315       $  7,642
         Taxes ......................................................        (4,294)        (1,219)

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the three and nine months ended September 30, 2002
                             (Dollars in thousands)
                                   (unaudited)

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

      The accompanying unaudited consolidated financial statements include the accounts of GCIP and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 included in the Form 10-K.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations. The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modifications to have a material impact on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

      Certain prior-period amounts have been reclassified to conform with the current-year presentation.

Note 2 - Comprehensive Income (Loss)

      Total comprehensive income (loss) is comprised of net income (loss) and foreign currency translation gains and (losses). Total comprehensive income
(loss) for the three and nine months ended September 30, 2001 and 2002 was ($126) and ($8,798), and $2,614 and ($187), respectively.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             For the three and nine months ended September 30, 2002
                             (Dollars in thousands)
                                   (unaudited)

Note 3 - Additional Financial Information

      The components of inventories were as follows:

                                                    December 31,   September 30,
                                                        2001            2002
                                                        ----            ----
                                                                    (unaudited)

            Raw materials ...................         $ 1,302         $ 1,058
            Work in process .................           3,448           4,090
            Finished products ...............          14,110          16,392
            Supplies and containers .........           6,953           7,406
                                                      -------         -------
                                                      $25,813         $28,946
                                                      =======         =======

Note 4 - Restructuring

      In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits. The restructuring involves the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring accrual at December 31, 2001 was $4.2 million. Net spending against this accrual was $0.1 million during the nine months ended September 30, 2002.

Note 5 - Related Party Transactions

Management Agreement

      The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory, management and administrative services and strategic guidance for a quarterly fee. This management fee was $1,210 and $1,251 for the nine months ended September 30, 2001 and 2002, respectively.

Agreements with GenTek, Inc.

      In connection with the spin-off of GenTek, Inc. ("GenTek") from the Company in April 1999, GenTek agreed to provide the Company with certain management information services and to sublease to the Company the office space in Parsippany, New Jersey used as its operations headquarters. For the nine months ended September 30, 2001 and 2002, the Company paid GenTek $1,016 and $1,034, respectively, for these services and office space.

Other Transactions

      The Company supplies soda ash to GenTek. For the nine months ended September 30, 2001 and 2002, sales to GenTek amounted to $3,036 and $1,994, respectively.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             For the three and nine months ended September 30, 2002
                             (Dollars in thousands)
                                   (unaudited)

Note 6 - Geographic Information

                                    Net Revenues         Operating Profit (Loss)
                                    September 30,             September 30,
                                    -------------             -------------
                                  2001         2002         2001         2002
                                  ----         ----         ----         ----
United States ..............    $173,191     $167,871     $  7,358     $ 21,135
Foreign ....................      78,154       69,493       (2,526)        (690)
Elimination ................     (33,449)     (34,830)          --           --
                                --------     --------     --------     --------
                                $217,896     $202,534     $  4,832     $ 20,445
                                ========     ========     ========     ========

      Operating profit for the foreign segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.

Note 7 - Segment Information

      Industry segment information is summarized as follows:

                                                Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                   -------------          -------------
                                                 2001        2002        2001        2002
                                                 ----        ----        ----        ----
Net revenues:
     Soda Ash ..............................   $ 57,612    $ 55,746    $171,657    $160,202
     Calcium Chloride ......................     15,589      15,581      46,239      42,332
                                               --------    --------    --------    --------
                  Total Segment ............   $ 73,201    $ 71,327    $217,896    $202,534
                                               ========    ========    ========    ========

Income (loss) before income taxes:
     Soda Ash ..............................   $  2,441    $  4,690    $  1,199    $ 10,935
     Calcium Chloride ......................       (175)        383         972         537
                                               --------    --------    --------    --------
                  Total Segment ............      2,266       5,073       2,171      11,472

Elimination and other corporate expenses ...     (4,230)     (4,310)    (13,199)    (11,298)
                                               --------    --------    --------    --------
                                               $ (1,964)   $    763    $(11,028)   $    174
                                               ========    ========    ========    ========

      Income (loss) before income taxes for the soda ash segment includes additional restructuring charges of $1,721 recorded in the second quarter of 2001.

Capital Expenditures:
     Soda Ash ..............................   $    829    $    449    $  3,106    $  2,316
     Calcium Chloride ......................      1,680       1,174       3,651       3,129
Elimination and other corporate expenses ...         90           6         426          37
                                               --------    --------    --------    --------
                                               $  2,599    $  1,629    $  7,183    $  5,482
                                               ========    ========    ========    ========
Depreciation & Amortization:
     Soda Ash ..............................   $  3,264    $  2,296    $ 11,515    $  7,195
     Calcium Chloride ......................        292         456         877       1,256
Elimination and other corporate expenses ...        326         221         964         660
                                               --------    --------    --------    --------
                                               $  3,882    $  2,973    $ 13,356    $  9,111
                                               ========    ========    ========    ========

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
             For the three and nine months ended September 30, 2002
                             (Dollars in thousands)
                                   (unaudited)

Note 8 - Subsequent Events

      The recent decline in the global equity markets has resulted in a decrease in the value of the assets in our pension plans. This decline will likely adversely affect our related accounting results in future periods through higher pension expense, additional minimum liabilities with corresponding reductions in equity, and increased cash funding requirements. In addition, the Company may incur higher expense related to our postretirement health plans as a result of higher health care cost trends.

      The Company currently estimates that it will be required to record a minimum pension liability of approximately $9.6 million with corresponding reductions in minority interest of $1.0 million and equity of $8.6 million on December 31, 2002. In addition, based on the value of the assets in our pension plans, we will be required to fund approximately $6.0 million to the plans in fiscal 2003.

      In October 2002, the Company entered into an interest rate swap agreement with a total notional amount of $8.8 million that qualifies and is designated as a cash flow hedge in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The swap agreement matures in April 2004 and was executed in order to convert a portion of the Senior Secured Credit Facility floating-rate debt into fixed-rate debt, maintain a capital structure containing appropriate amounts of fixed and floating-rate debt, and reduce net interest payments and expense in the near-term.

      GenTek provides the Company with management information services, and subleases to it office space in Parsippany, New Jersey used as its operations headquarters, pursuant to agreements entered into at the time of GenTek's spin-off in April 1999. On October 11, 2002, GenTek filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If GenTek becomes unable to meet its obligations under these agreements, the Company would have to obtain our management information services and office space from third parties. The Company is developing a contingency plan in the event GenTek terminates these agreements. No assurances can be given as to the timely and cost effective replacement of management information services.

      In October 2002, the Company received U.S. income tax refunds of $4.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

September 30, 2002 Compared with December 31, 2001

Financial Condition

      Cash and cash equivalents were $24.4 million at September 30, 2002 compared with $14.2 million at December 31, 2001. During the first nine months of 2002, the Company provided cash flow from operating activities of $15.6 million and used cash of $5.5 million for capital expenditures.

      The Company had working capital of $51.7 million at September 30, 2002 as compared with $49.7 million at December 31, 2001. The increase in working capital principally reflects higher cash, inventories and other current assets, partially offset by lower receivables and deferred tax assets and higher accounts payable and accrued liabilities.

      The Company is significantly leveraged. At September 30, 2002, outstanding indebtedness consisted of $100 million of Senior Subordinated Notes and $46.9 million outstanding under the Senior Secured Credit Facility. The Company's leverage and debt service requirements (1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's indenture and credit facility impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets. The Company was in compliance with the covenants contained in its indenture and credit facility at September 30, 2002, although there can be no assurances as to compliance with these covenants over the next four quarters. A failure to comply with the covenants contained in the credit agreement or indenture may result in the Company's indebtedness becoming immediately due and payable, which would have a material adverse effect on our business results of operations and financial condition.

      The recent decline in the global equity markets has resulted in a decrease in the value of the assets in our pension plans. This decline will likely adversely affect our related accounting results in future periods through higher pension expense, additional minimum liabilities with corresponding reductions in equity, and increased cash funding requirements. In addition, the Company may incur higher expense related to our postretirement health plans as a result of higher health care cost trends.

      The Company currently estimates that it will be required to record a minimum pension liability of approximately $9.6 million with corresponding reductions in minority interest of $1.0 million and equity of $8.6 million on December 31, 2002. In addition, based on the value of the assets in our pension plans, we will be required to fund approximately $6.0 million to the plans in fiscal 2003.

      GenTek provides the Company with management information services, and subleases to it office space in Parsippany, New Jersey used as its operations headquarters, pursuant to agreements entered into at the time of GenTek's spin-off in April 1999. On October 11, 2002, GenTek filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. If GenTek becomes unable to meet its obligations under these agreements, the Company would have to obtain our management information services and office space from third parties. The Company is developing a contingency plan in the event GenTek terminates these agreements. No assurances can be given as to the timely and cost effective replacement of management information services.

      In October 2002, the Company received U.S. income tax refunds of $4.1 million.

Results of Operations

September 30, 2002 Compared with September 30, 2001

      Net revenues for the three and nine month periods ended September 30, 2002 decreased 2.6 percent and 7.1 percent to $71.3 million and $202.5 million, respectively, from $73.2 million and $217.9 million for the comparable prior year periods. Net revenues were negatively effected by lower calcium chloride volumes due to warm winter weather and lower soda ash volumes due to the April 2001 idling of the Company's Amherstburg synthetic soda ash facility, partially offset by higher domestic soda ash prices.

      Gross profit for the three month period ended September 30, 2002 increased $5.2 million to $12.9 million from $7.7 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended September 30, 2002 increased to 18.1 percent from 10.5 percent for the same period in 2001. Gross profit for the nine month period ended September 30, 2002 increased $13.5 million to $32.1 million from $18.6 million for the comparable prior year period. Gross profit as a percentage of net revenues for the nine month period ended September 30, 2002 increased to 15.9 percent from 8.5 percent for the same period in 2001. These increases were primarily due to lower operating costs resulting from the April 2001 idling of the Company's Amherstburg synthetic soda ash facility, lower depreciation expense, lower energy costs and higher domestic soda ash prices, partially offset by lower calcium chloride volumes, and higher calcium chloride feedstock costs. In addition, the prior year includes costs incurred to start up operations at the Company's Manistee, Michigan calcium chloride facility.

      Selling, general and administrative expense as a percentage of net revenues for the three and nine month period ended September 30, 2002 and 2001 increased to 5.5 percent from 5.3 percent and to 5.8 percent from 5.5 percent.

      In the second quarter of 2001, the Company recorded a restructuring charge of $1.7 million for revised actuarial estimates of employee termination benefits.

      Interest expense for the three and nine month period ended September 30, 2002 was $3.7 million and $11.0 million, which was $0.1 million and $0.9 million lower, respectively, than the comparable prior period. The decrease is a result of lower credit facility borrowing rates and amendment fees expensed in the comparable prior year partially offset by an increase in borrowings under the credit facility.

      Minority interest for the three and nine month periods ended September 30, 2002 was $4.0 million and $9.1 million, respectively, versus $1.8 million and $4.1 million for the same period in 2001. The increases in both periods reflect higher earnings at General Chemical (Soda Ash) Partners primarily due to higher domestic soda ash prices and lower energy costs.

      Net income was $0.8 million and $0.2 million for the three and nine month periods ended September 30, 2002, respectively, versus net loss of ($2.0) million and ($11.2) million for the comparable prior year periods, for the foregoing reasons.

Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement 13, and Technical Corrections". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishment are effective for fiscal years beginning after May 15, 2002. Commencing January 1, 2003, the Company will classify debt extinguishment costs within income from operations. The provisions of SFAS No. 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The Company does not expect the provisions of SFAS No. 145 related to lease modifications to have a material impact on its financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company does not expect the provisions of SFAS No. 146 to have a material impact on its financial position or results of operations.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

      Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest and foreign exchange rates.

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has no cash flow exposure due to rate changes on its fixed interest rate under the $100 million Senior Subordinated Notes as of September 30, 2002.

      However, the Company does have cash flow exposure on its committed and uncommitted bank line of credit as interest is based on a floating rate. At September 30, 2002 the Company had $46.9 million in borrowings under the Senior Secured Credit Facility. Accordingly, a one percent change in the floating rate will result in interest expense fluctuating annually by approximately $0.5 million.

      The Company is also exposed to foreign exchange risk primarily to the extent of adverse fluctuation in the Canadian dollar.

      In October 2002, the Company entered into an interest rate swap agreement with a total notional amount of $8.8 million that qualifies and is designated as a cash flow hedge in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The swap agreement matures in April 2004 and was executed in order to convert a portion of the Senior Secured Credit Facility floating-rate debt into fixed-rate debt, maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and reduce net interest payments and expense in the near-term.

Item 4. Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                           Part II. Other Information

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


                                GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                -----------------------------------------
                                               Registrant


Date  November 14, 2002         /s/ DeLyle W. BLoomquist
      ---------------------         --------------------------------------------
                                    DeLyle W. Bloomquist
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director


Date  November 14, 2002         /s/ David S. Graziosi
      ---------------------         --------------------------------------------
                                    David S. Graziosi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, David S. Graziosi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Chemical Industrial Products Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies an material weaknesses.


Date:  November 14, 2002

By:    /s/  David S. Graziosi
            -----------------
Name:       David S. Graziosi
Title:      Vice President and Chief Financial Officer

                                  CERTIFICATION

I, DeLyle W. Bloomquist, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Chemical Industrial Products Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies an material weaknesses.


Date:  November 14, 2002

By:    /s/  DeLyle W. Bloomquist
            --------------------
Name:       DeLyle W. Bloomquist
Title:      President and Chief Executive Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'