Form 10-Q
period 2003-03-31
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2003-05-15
CIK 1088382

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED MARCH 31, 2003

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION:

   Item 1. Financial Statements

      Consolidated Statements of Operations - Three Months
         Ended March 31, 2002 and 2003...............................        1

      Consolidated Balance Sheets - December 31, 2002 and
         March 31, 2003..............................................        2

      Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2002 and 2003...............................        3

      Notes to Consolidated Financial Statements.....................      4-7

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................      8-9

   Item 3. Quantitative and Qualitative Disclosures
              about Market Risk......................................        9

   Item 4. Controls and Procedures...................................       10

PART II. OTHER INFORMATION:

   Item 3. Defaults Upon Senior Securities...........................       10

   Item 6. Exhibits and Reports on Form 8-K..........................       10

   SIGNATURES .......................................................       11

   CERTIFICATIONS....................................................    12-13

                          Part I. Financial Information

Item 1. Financial Statements

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2002      2003
                                                              -------   --------
Net revenues ..............................................   $57,377   $67,406
Cost of revenues ..........................................    49,120    63,326
Selling, general and administrative expense ...............     3,952     5,147
                                                              -------   -------
Operating (loss) profit ...................................     4,305    (1,067)
Interest expense ..........................................     3,584     3,674
Interest income ...........................................       118        21
Other expense (income), net ...............................        81      (249)
                                                              -------   -------
Income (loss) before income taxes and minority interest ...       758    (4,471)
Minority interest .........................................     2,543     1,675
                                                              -------   -------
Loss before income taxes ..................................    (1,785)   (6,146)
Income tax provision ......................................         6         5
                                                              -------   -------
   Net loss ...............................................   $(1,791)  $(6,151)
                                                              =======   =======

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                December 31,    March 31,
                                                                    2002           2003
                                                                ------------   -----------
                                                                               (unaudited)
                            ASSETS

Current assets:
   Cash and cash equivalents ................................    $  11,064      $  11,607
   Receivables, net .........................................       49,705         44,291
   Inventories ..............................................       28,248         23,369
   Other current assets .....................................        5,881          6,727
                                                                 ---------      ---------
      Total current assets ..................................       94,898         85,994
Property, plant and equipment, net ..........................       91,062         92,149
Other assets ................................................       16,466         19,038
                                                                 ---------      ---------
      Total assets ..........................................    $ 202,426      $ 197,181
                                                                 =========      =========

               LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Accounts payable .........................................    $  22,680      $  21,079
   Accrued liabilities ......................................       29,266         28,534
   Current portion of long-term debt ........................           --         47,565
                                                                 ---------      ---------
      Total current liabilities .............................       51,946         97,178
Long-term debt ..............................................      144,394        100,000
Other liabilities ...........................................       86,379         88,563
                                                                 ---------      ---------
      Total liabilities .....................................      282,719        285,741
                                                                 ---------      ---------
Minority interest ...........................................       33,147         34,082
                                                                 ---------      ---------
Equity (Deficit):
   Common Stock, $.01 par value; authorized 1,000
      shares; issued and outstanding: 1,000 shares at
      December 31, 2002 and March 31, 2003, respectively ....           --             --
   Capital deficit ..........................................      (43,497)       (43,490)
   Accumulated other comprehensive loss .....................       (6,603)        (9,661)
   Retained earnings ........................................      (63,340)       (69,491)
                                                                 ---------      ---------
   Total equity (deficit) ...................................     (113,440)      (122,642)
                                                                 ---------      ---------
      Total liabilities and equity (deficit) ................    $ 202,426      $ 197,181
                                                                 =========      =========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                     ------------------
                                                                       2002      2003
                                                                     -------   --------
Cash flows from operating activities:
   Net loss ......................................................   $(1,791)  $(6,151)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization ..............................     3,314     2,778
      Decrease in receivables ....................................     4,723     5,929
      (Increase) decrease in inventories .........................    (4,843)    5,470
      Decrease in accounts payable ...............................       (56)   (2,042)
      Increase (decrease) in accrued liabilities .................     1,305    (1,097)
      Decrease (increase) in other liabilities and assets, net ...     1,751    (2,404)
      Increase in minority interest ..............................     2,154       935
                                                                     -------   -------
         Net cash provided by operating activities ...............     6,557     3,418
                                                                     -------   -------
Cash flows from investing activities:
   Capital expenditures ..........................................    (2,401)   (2,882)
                                                                     -------   -------
         Net cash used for investing activities ..................    (2,401)   (2,882)
                                                                     -------   -------
Cash flows from financing activities:
   Other financing activities ....................................         6         7
                                                                     -------   -------
         Net cash provided by financing activities ...............         6         7
                                                                     -------   -------
Increase in cash and cash equivalents ............................     4,162       543
Cash and cash equivalents at beginning of period .................    14,182    11,064
                                                                     -------   -------
Cash and cash equivalents at end of period .......................   $18,344   $11,607
                                                                     =======   =======
Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
      Interest ...................................................   $   623   $   765
      Taxes ......................................................   $(1,219)  $    --

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 2003
                             (Dollars in thousands)
                                   (unaudited)

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

     The Company's recent financial performance has been negatively impacted by lower soda ash prices, rising energy costs and the weaker economic environment. The Company is not in compliance with its financial and other covenants contained in its Credit Agreement as of March 31, 2003. The Company's failure to meet such debt covenant requirements resulted in the Company's long-term debt becoming callable by the Company's lenders. The Company has commenced discussions with its lenders towards restructuring its existing indebtedness. If these discussions do not result in an acceptable restructuring plan, the Company will not have sufficient funds to repay its outstanding debt, and would explore alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or on terms which are favorable to the Company. See Note 5 - Long-Term Debt for further discussion

     The accompanying unaudited consolidated financial statements include the accounts of GCIP and its subsidiaries (collectively, the "Company"). These unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 included in the Form 10-K.

Note 2 - Comprehensive Loss

     Total comprehensive loss is comprised of net loss and foreign currency translation adjustments and the change in unrealized gains and losses on derivative instruments. Total comprehensive loss for the three months ended March 31, 2002 and 2003 was ($1,656) and ($9,209), respectively.

Note 3 - Additional Financial Information

     The components of inventories were as follows:

                                                       December 31,   March 31,
                                                           2002          2003
                                                       ------------   ---------
Raw materials ......................................      $ 1,172      $ 1,087
Work in process ....................................        3,134        3,466
Finished products ..................................       16,830       11,473
Supplies and containers ............................        7,112        7,343
                                                          -------      -------
                                                          $28,248      $23,369
                                                          =======      =======

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                    For the three months ended March 31, 2003
                             (Dollars in thousands)
                                   (unaudited)

Note 4 - Restructuring

     In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits. The restructuring involved the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring reserve at December 31, 2002 was $2.1 million. Spending against this reserve was $0.3 million during the three months ended March 31, 2003.

     In the fourth quarter of 2002, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $7.7 million. The restructuring involved the closing of the Company's calcium chloride production capacity in Manistee, Michigan which resulted in the writedown of long-lived assets and workforce reductions of approximately 40 hourly and salaried employees. The balance of the restructuring reserve at December 31, 2002 was $1.1 million. Spending against this reserve was $0.5 million during the three months ended March 31, 2003.

Note 5 - Long-Term Debt

     As of March 31, 2003, the Company was not in compliance with certain financial covenants contained in its Credit Agreement. The occurrence of an event of default under our Credit Agreement gives our senior lenders the right, among other things, to declare all amounts outstanding under the Credit Agreement to be immediately due and payable, together with accrued and unpaid interest. In addition, our senior lenders have the right to block payments of any principal or interest obligation related to our Subordinated Notes or the purchase or redemption of such obligations. In accordance with the Forbearance and Amendment Agreement described below, we do not intend to make the interest payment on the Subordinated Notes that was due on May 1, 2003. On May 31, 2003, the 30 day grace period with respect to payment defaults on the Subordinated Notes will expire and the failure to make the May 1, 2003 interest payment by such date would constitute an event of default under the Subordinated Notes, following which the holders of the Subordinated Notes may accelerate the amounts due under the related Indenture.

     On March 25, 2003, we entered into a Forbearance and Amendment Agreement with the lenders under our Credit Agreement, pursuant to which such lenders have agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness. During the forbearance period the Company has agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Credit Agreement or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request Eurodollar loans with an interest period of longer than two months. In addition, the Company has agreed to permanently reduce the total commitments available under our Credit Agreement to $70 million and to reduce the total commitments during the forbearance period to the lesser of (i) $60 million or (ii) 115% of the projected usage under the Credit Agreement for such day according to a fixed schedule. We are also required under the Forbearance and Amendment Agreement to meet certain milestones in the progress of our restructuring efforts.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                    For the three months ended March 31, 2003
                             (Dollars in thousands)
                                   (unaudited)

     The Company intends to negotiate a restructuring of its indebtedness with its senior lenders and representatives of the holders of the Subordinated Notes over the next several months. However, there is no assurance that the Company will be successful in reaching an agreement with its various lenders on a restructuring plan. If the senior lenders were to accelerate maturity of amounts due under the Credit Agreement, or if the holders of the Subordinated Notes were to accelerate the amounts due under the Indenture, the Company would not have sufficient funds to repay its outstanding debt, and the Company would have to explore other strategic alternatives, including a sale of assets, obtaining alternative sources of funding or other restructuring alternatives.

Note 6 - Related Party Transactions

Management Agreement

     The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of The General Chemical Group Inc.) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $412 and $421 for the three months ended March 31, 2002 and 2003, respectively.

Transition Support Agreement

     In connection with the spinoff of GenTek, Inc. ("GenTek") in April 1999, GenTek agreed to provide the Company with certain management information services and to sublease to the Company the office space in Parsippany, New Jersey used as its operations headquarters. For the three months ended March 31, 2002 and 2003, the Company paid GenTek $344 and $345, respectively, related to these services and office space.

Other Transactions

     The Company supplies soda ash to GenTek, Inc. For the three months ended March 31, 2002 and 2003, sales to GenTek, Inc. amounted to $602 and $634, respectively.

Note 7 - Geographic Information

                                                           Income (Loss) Before
                                       Total Revenues          Income Taxes
                                          March 31,              March 31,
                                     -----------------   -----------------------
                                       2002      2003        2002       2003
                                     -------   -------      -------   -------
United States ....................   $51,527   $55,807      $   233   $(3,228)
Foreign ..........................    14,788    20,991       (2,018)   (2,918)
Elimination ......................    (8,938)   (9,392)          --        --
                                     -------   -------      -------   -------
                                     $57,377   $67,406      $(1,785)   $(6,146)
                                     =======   =======      =======   =======

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                    For the three months ended March 31, 2003
                             (Dollars in thousands)
                                   (unaudited)

Note 8 - Segment Information

     Industry segment information is summarized as follows:

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                               2002      2003
                                                             -------   -------
Net revenues:
   Soda Ash ............................................     $50,438   $52,985
   Calcium Chloride ....................................       6,939    14,421
                                                             -------   -------
                                                             $57,377   $67,406
                                                             =======   =======

Income (loss) before income taxes:
   Soda Ash ............................................     $ 3,292   $ 2,250
   Calcium Chloride ....................................      (1,486)   (3,530)
                                                             -------   -------
      Subtotal .........................................       1,806    (1,280)
   Eliminations and other corporate expenses ...........      (3,591)   (4,866)
                                                             -------   -------
                                                             $(1,785)  $(6,146)
                                                             =======   =======

Income (loss) before income taxes for eliminations and other corporate expenses includes financial reorganization plan expenses of $1,394 recorded in the first quarter of 2003.

Capital Expenditures:
   Soda Ash ............................................     $1,236   $1,522
   Calcium Chloride ....................................      1,141    1,340
   Elimination and other corporate expenses ............         24       20
                                                             ------   ------
                                                             $2,401   $2,882
                                                             ======   ======

Depreciation & Amortization:
   Soda Ash ............................................     $2,688   $2,292
   Calcium Chloride ....................................        406      271
   Elimination and other corporate expenses ............        220      215
                                                             ------   ------
                                                             $3,314   $2,778
                                                             ======   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

March 31, 2003 Compared with December 31, 2002

     Cash and cash equivalents were $11.6 million at March 31, 2003 compared with $11.1 million at December 31, 2002. During the first three months of 2003, the Company generated cash flow from operating activities of $3.4 million, and used cash of $2.9 million for capital expenditures.

     The Company had working capital of $(11.2) million at March 31, 2003 as compared with $43.0 million at December 31, 2002. This decrease in working capital principally reflects the reclassification of amounts due under the credit agreement to current, lower receivables and inventories partially offset by lower accounts payable and accrued liabilities and higher other current assets.

     As of March 31, 2003, the Company was not in compliance with the financial and other covenants contained in the Credit Agreement, which constitutes an event of default under the Credit Agreement. The Company's failure to meet such covenant requirements, absent the Forbearance and Amendment Agreement, would have resulted in the Credit Agreement becoming callable by the lenders. In addition, in accordance with the Forbearance and Amendment Agreement we are not permitted to make payments on our Subordinated Notes, and failure to pay within the grace period for the next payment date would constitute an event of default causing the Subordinated Notes to be callable as well.

     The Company has commenced discussions with its lenders towards amending its Credit Agreement and restructuring its obligations under the Subordinated Notes. If these discussions do not result in an acceptable amendment or restructuring of our existing indebtedness, or if our expectations regarding any of the other factors enumerated above are not realized, the Company may be required to reduce capital expenditures, sell additional assets, restructure all or a portion of our existing debt or obtain alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or at terms which are favorable to the Company. To the extent that the relevant debt covenants are not amended or the respective debt is accelerated or not otherwise restructured or refinanced prior to the issuance of the Company's quarterly report on Form 10-Q for the quarter ending June 30, 2003, a significant portion of the Company's debt will be classified as a current liability.

     The Company is significantly leveraged and, absent the restructuring, will not have the operating cash flow to service its long-term debt. At March 31, 2003, outstanding indebtedness consisted of $100 million of Subordinated Notes, $47.6 million outstanding under the Credit Agreement and $2.3 million of letters of credit. The Company's leverage and debt service requirements (1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's Subordinated Notes Indenture and Credit Agreement impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets.

     In addition, pursuant to the Forbearance and Amendment Agreement, the Company agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Credit Agreement or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request Eurodollar loans with an interest period of longer than two months.

Results of Operations

March 31, 2003 Compared with March 31, 2002

     Net revenues for the three month period ended March 31, 2003 increased $10.0 million to $67.4 million from $57.4 million in the comparable prior year period. Net revenues were positively effected by higher calcium chloride volumes due to colder winter weather and a stronger Canadian dollar, partially offset by lower domestic soda ash prices.

     Gross profit for the three month period ended March 31, 2003 decreased $4.2 million to $4.1 million from $8.3 million in the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended March 31, 2003 decreased to 6.1 percent from 14.4 percent for the same period in 2002. These decreases were primarily due to higher energy costs, lower domestic soda ash prices, and higher calcium chloride feedstock costs, partially offset by higher calcium chloride volumes.

     Selling, general and administrative expense as a percentage of net revenues for the three month period ended March 31, 2003 was 7.6 percent as compared to
6.9 percent in 2002. This increase was primarily due to costs incurred during negotiations with our various lenders on a financial reorganization plan.

     Interest expense for the three month period ended March 31, 2003 increased $0.1 million to $3.7 million, from $3.6 million in the comparable prior year period.

     Minority interest for the three month period ended March 31, 2003 decreased $0.8 million to $1.7 million, from $2.5 million in the comparable prior year period. The decrease reflects lower earnings at General Chemical (Soda Ash) Partners primarily due to lower domestic soda ash prices and higher energy costs.

     Net loss was $6.1 million for the three month period ended March 31, 2003, versus $1.8 million for the comparable period in 2002, for the foregoing reasons.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     The Company's cash flows and earnings are subject to fluctuations resulting from changes in interest rates and changes in foreign currency exchange rates and the Company selectively uses financial instruments to manage these risks. The Company's objective in managing its exposure to changes in foreign currency exchange rates and interest rates is to reduce volatility on earnings and cash flow associated with such changes. The Company has not entered, and does not intend to enter, into financial instruments for speculation or trading purposes.

     The Company measures the market risk related to its holding of financial instruments based on changes in interest rates and foreign currency rates using a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10 percent change in interest and currency exchange rates. The Company used current market rates on its debt and derivative portfolio to perform the sensitivity analysis. Such analysis indicates that a hypothetical 10 percent change in interest rates or foreign currency exchange rates would not have a material impact on the fair values, cash flows or earnings of the Company.

     In October 2002, the Company entered into an interest rate swap agreement with a total notional amount of $8.8 million that qualifies and is designated as a cash flow hedge in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The swap agreement matures in April 2004 and was executed in order to convert a portion of the Credit Agreement floating-rate debt into fixed-rate debt, maintain a capital structure containing appropriate amounts of fixed and floating-rate debt; and reduce net interest payments and expense in the near-term. The Company has recorded the change in fair value of this interest rate swap as a component of comprehensive income.

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

                           Part II - Other Information

Item 3. Defaults Upon Senior Securities

     As of March 31, 2003, the Company was not in compliance with the financial and other covenants contained in the Credit Agreement, which constitutes an event of default under the Credit Agreement. The Company's failure to meet such covenant requirements resulted in the Credit Agreement becoming callable by the lenders. In addition, in accordance with the Forbearance and Amendment Agreement we are not permitted to make payments on our Subordinated Notes, and failure to pay within the grace period for the next payment date would constitute an event of default causing the Subordinated Notes to be callable as well. As a result of the Company's failure to be in compliance with its financial and other covenants under the Credit Agreement, counterparties to the Company's interest rate swap agreement have the right to require the Company to cash settle this agreement by paying fair value to the counterparties.

     The Company has commenced discussions with its lenders towards amending its Credit Agreement and restructuring its obligations under the Subordinated Notes. If these discussions do not result in an acceptable amendment or restructuring of our existing indebtedness, or if our expectations regarding any of the other factors enumerated above are not realized, the Company may be required to reduce capital expenditures, sell additional assets, restructure all or a portion of our existing debt or obtain alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or at terms which are favorable to the Company. To the extent that the relevant debt covenants are not amended or the respective debt is accelerated or not otherwise restructured or refinanced prior to the issuance of the Company's quarterly report on Form 10-Q for the quarter ending June 30, 2003, a significant portion of the Company's debt will be classified as a current liability.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     10.1  CHANGE-IN-CONTROL AGREEMENT
     10.2  LONG TERM INCENTIVE PROGRAM

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

                                  GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                                 Registrant


Date May 15, 2003                 /s/ De Lyle W. Bloomquist
                                  ----------------------------------------------
                                  De Lyle W. Bloomquist
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) and Director


Date May 15, 2003                 /s/ David S. Graziosi
                                  ----------------------------------------------
                                  David S. Graziosi
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)
                                  and Director

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

Date: May 15, 2003


By:    /s/ David S. Graziosi
       --------------------------------------------
Name:  David S. Graziosi
Title: Vice President and Chief Financial Officer

                                  CERTIFICATION

I, De Lyle W. Bloomquist, certify that:

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

Date: May 15, 2003


By:    /s/ De Lyle W. Bloomquist
       --------------------------------------------
Name:  De Lyle W. Bloomquist
Title: President and Chief Executive Officer

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'