Form 10-Q
period 2003-06-30
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2003-08-14
CIK 1088382

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                         Commission File Number 1-13404

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                       22-3649282
     (State of other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                      Identification Number)

              Liberty Lane
         Hampton, New Hampshire                                   03842
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

                                    FORM 10-Q

                      QUARTERLY PERIOD ENDED JUNE 30, 2003

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Consolidated Statements of Operations - Three and Six Months
         Ended June 30, 2002 and 2003................................      1

      Consolidated Balance Sheets - December 31, 2002 and
         June 30, 2003...............................................      2

      Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2002 and 2003................................      3

      Notes to Consolidated Financial Statements.....................     4-7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................     8-9

   Item 3.  Qualitative and Quantitative Disclosures
               about Market Risk.....................................     10

   Item 4.  Controls and Procedures..................................     10

PART II. OTHER INFORMATION:

   Item 3.  Defaults Upon Senior Securities..........................    10-11

   Item 6.  Exhibits and Reports on Form 8-K.........................     11

   SIGNATURES........................................................     12

   CERTIFICATIONS....................................................    13-16

                          Part I. Financial Information

Item 1.  Financial Statements

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended      Six Months Ended
                                                                June 30,              June 30,
                                                          ------------------    ---------------------
                                                            2002      2003        2002        2003
                                                          -------    -------    --------    ---------
Net revenues ..........................................   $73,830    $77,029    $131,207     $144,435
Cost of revenues ......................................    62,875     70,290     111,995      133,616
Selling, general and administrative expense ...........     3,807      6,049       7,759       11,196
                                                          -------    -------    --------     --------
Operating profit (loss) ...............................     7,148        690      11,453         (377)
Interest expense ......................................     3,635      3,801       7,219        7,475
Interest income .......................................        46         18         160           39
Other expense (income), net ...........................      (188)       439        (107)         190
                                                          -------    -------    --------     --------
Income (loss) before income taxes and minority interest     3,743     (3,532)      4,501       (8,003)
Minority interest .....................................     2,547      1,329       5,090        3,004
                                                          -------    -------    --------     --------
Income (loss) before income taxes .....................     1,196     (4,861)       (589)     (11,007)
Income tax provision (benefit) ........................       (22)        (3)        (16)           2
                                                          -------    -------    --------     --------
   Net income (loss) ..................................   $ 1,218    $(4,858)   $   (573)    $(11,009)
                                                          =======    =======    ========     ========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              December 31,   June 30,
                                                                                  2002         2003
                                                                              ------------   ---------
                                                                                    (unaudited)
                                ASSETS

Current assets:
   Cash and cash equivalents ..............................................     $  11,064    $   5,527
   Receivables, net .......................................................        49,705       57,395
   Inventories ............................................................        28,248       18,762
   Other current assets ...................................................         5,881        3,219
                                                                                ---------    ---------
      Total current assets ................................................        94,898       84,903
Property, plant and equipment, net ........................................        91,062       93,073
Other assets ..............................................................        16,466       21,103
                                                                                ---------    =========
      Total assets ........................................................     $ 202,426    $ 199,079
                                                                                =========    =========

                   LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Accounts payable .......................................................     $  22,680    $  23,276
   Accrued liabilities ....................................................        29,266       27,634
   Current portion of long-term debt ......................................            --      155,715
                                                                                ---------    ---------
      Total current liabilities ...........................................        51,946      206,625
Long-term debt ............................................................       144,394           --
Other liabilities .........................................................        86,379       91,285
                                                                                ---------    ---------
      Total liabilities ...................................................       282,719      297,910
                                                                                ---------    ---------
Minority interest .........................................................        33,147       31,837
                                                                                ---------    ---------
Equity (Deficit):
   Common Stock, $.01 par value; authorized 1,000
      shares; issued and outstanding at December 31, 2002 and  June 30,
      2003, respectively ..................................................            --           --
   Capital deficit ........................................................       (43,497)     (43,497)
   Accumulated other comprehensive loss ...................................        (6,603)     (12,822)
   Retained earnings ......................................................       (63,340)     (74,349)
                                                                                ---------    ---------
   Total equity (deficit) .................................................      (113,440)    (130,668)
                                                                                ---------    ---------
      Total liabilities and equity (deficit) ..............................     $ 202,426    $ 199,079
                                                                                =========    =========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                              -------------------
                                                                               2002        2003
                                                                              -------    --------
Cash flows from operating activities:
   Net loss ...............................................................   $  (573)   $(11,009)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
      Depreciation and amortization .......................................     6,138       5,462
      Increase in receivables .............................................    (7,054)     (6,487)
      Decrease in inventories .............................................        57      10,848
      Decrease in accounts payable ........................................    (1,188)       (439)
      Decrease in accrued liabilities .....................................    (1,957)     (2,425)
      Decrease in other liabilities and assets, net .......................       618       1,406
      Decrease in minority interest .......................................    (1,305)     (1,310)
                                                                              -------    --------
         Net cash used by operating activities ............................    (5,264)     (3,954)
                                                                              -------    --------
Cash flows from investing activities:
   Capital expenditures ...................................................    (3,853)     (5,107)
                                                                              -------    --------
         Net cash used by investing activities ............................    (3,853)     (5,107)
                                                                              -------    --------
Cash flows from financing activities:
   Borrowings under credit facility .......................................     5,106       7,177
   Repayment under credit facility ........................................        --      (3,653)
   Other financing activities .............................................        16          --
                                                                              -------    --------
         Net cash provided by financing activities ........................     5,122       3,524
                                                                              -------    --------
Decrease in cash and cash equivalents .....................................    (3,995)     (5,537)
Cash and cash equivalents at beginning of period ..........................    14,182      11,064
                                                                              -------    --------
Cash and cash equivalents at end of period ................................   $10,187    $  5,527
                                                                              =======    ========

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
      Interest ............................................................   $ 6,529    $  1,678
      Taxes ...............................................................    (1,219)     (3,647)

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the three and six months ended June 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

Note 1 - Basis of Presentation

     General Chemical Industrial Products Inc. ("GCIP" together with its subsidiaries, the "Company") is a leading North American supplier of soda ash and calcium chloride to a broad range of industrial and municipal customers. The primary end markets for soda ash include glass production, sodium-based chemicals, powdered detergents, water treatment and other industrial end uses. Calcium chloride is mainly used for dust control and roadbed stabilization during the summer and melting ice during the winter.

     The Company's recent financial performance has been negatively impacted by lower soda ash prices, rising energy costs and the weaker economic environment. The Company failed to make the interest payment on its Subordinated Notes that was due on May 1, 2003. In addition, since April 1, 2003 the Company has not been in compliance with certain financial and other covenants contained in its Credit Agreement, dated as of April 30, 1999 (the "Senior Credit Agreement"), among General Chemical Industrial Products, Inc., as Borrower, the banks and other financial institutions designated as lenders, JPMorgan Chase (formerly The Chase Manhattan Bank), as Administrative Agent, JPMorgan Chase of Canada (formerly The Chase Manhattan Bank of Canada), as Canadian Administrative Agent, the Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago, as Documentation Agent. As of June 30, 2003, the Company owed $107.2 million, including accrued and unpaid interest, in respect of its Subordinated Notes and $55.7 million under its Senior Credit Agreement, all of which obligations are classified as current. The Company has commenced discussions with its creditors with respect to the restructuring of the Company's indebtedness. The Company expects that such restructuring, if successfully concluded, will result in a reduction in the amount of the Company's indebtedness to a level that the Company believes that it can service out of its existing operations, and substantial dilution to the Company's existing equity interests. However, there can be no assurance that the Company will be able to reach agreement with its creditors on the terms of any restructuring; if no such agreement is reached, the Company would be unable to repay its outstanding indebtedness and would have to explore other alternatives. See Note 5 - Long-Term Debt for further discussion.

     The accompanying unaudited interim consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 reflect the operations of GCIP and its subsidiaries. These unaudited interim financial statements have been prepared by the Company pursuant to Article 10 of the Securities and Exchange Commission's Regulation S-X. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which aims to eliminate diversity in practice by requiring that the "freestanding" financial instruments be reported as liabilities by their issuers.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                For the three and six months ended June 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

     The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

Note 2 - Comprehensive Loss

     Total comprehensive loss is comprised of net loss, foreign currency translation adjustments and the change in unrealized gains and losses on derivative instruments. Total comprehensive loss for the six months ended June 30, 2002 and 2003 was ($2,801) and ($17,228) respectively.

Note 3 - Additional Financial Information

     The components of inventories were as follows:

                                               December 31,   June 30,
                                                   2002         2003
                                               ------------   --------
Raw materials ..............................     $ 1,172      $ 1,014
Work in process ............................       3,134        1,635
Finished products ..........................      16,830        9,019
Supplies and containers ....................       7,112        7,094
                                                 -------      -------
                                                 $28,248      $18,762
                                                 =======      =======

Note 4 - Restructuring

     In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits. The restructuring involved the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring reserve at December 31, 2002 was $2.1 million. Spending against this reserve was $0.8 million during the six months ended June 30, 2003.

     In the fourth quarter of 2002, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $7.7 million. The restructuring involved the closing of the Company's calcium chloride production capacity in Manistee, Michigan which resulted in the writedown of long-lived assets and workforce reductions of approximately 40 hourly and salaried employees. The balance of the restructuring reserve at December 31, 2002 was $1.1 million. Spending against this reserve was $0.5 million during the six months ended June 30, 2003.

Note 5 - Long-Term Debt

     The Company failed to make the interest payment on its Subordinated Notes that was due on May 1, 2003. In addition, since April 1, 2003 the Company has not been in compliance with certain financial and other covenants contained in its Senior Credit Agreement. As a result of such defaults, the holders of the Subordinated Notes and the lenders under the Company's Senior Credit Agreement may declare all amounts outstanding thereunder, including all accrued and unpaid interest, immediately due and payable. As of June 30, 2003, the outstanding principal amount of the Company's Subordinated Notes was $100 million, and the outstanding amount due under the Company's Senior Credit Agreement was $55.7 million, all of which is classified as current.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                For the three and six months ended June 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

     On March 25, 2003, the Company entered into a Forbearance and Amendment Agreement with the lenders under its Senior Credit Agreement, pursuant to which such lenders agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness. On July 31, 2003, such lenders extended the forbearance agreement through September 30, 2003. During the forbearance period the Company has agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Senior Credit Agreement or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request loans or advances. In addition, the Company has agreed to permanently reduce the total commitments available under its Senior Credit Agreement to $70 million and to reduce the total commitments during the forbearance period to the lesser of
(i) $60 million or (ii) 115% of the projected usage under the Senior Credit Agreement for such day according to a fixed schedule. We are also required under the Forbearance and Amendment Agreement to meet certain milestones in the progress of our restructuring efforts.

     The Company has commenced discussions with its creditors with respect to the restructuring of the Company's indebtedness. The Company expects that such restructuring, if successfully concluded, will result in a reduction in the amount of the Company's indebtedness to a level that the Company believes that it can service out of its existing operations, and substantial dilution to the Company's existing equity interests. However, there can be no assurance that the Company will be able to reach agreement with its creditors on the terms of any restructuring; if no such agreement is reached, the Company would be unable to repay its outstanding indebtedness and would have to explore other alternatives.

Note 6 - Related Party Transactions

Management Agreement

     The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of The General Chemical Group Inc.) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $830 and $843 for the six months ended June 30, 2002 and 2003, respectively.

Transition Support Agreement

     In connection with the spinoff of GenTek, Inc. ("GenTek") in April 1999, GenTek agreed to provide the Company with certain management information services and to sublease to the Company the office space in Parsippany, New Jersey used as its operations headquarters. For the six months ended June 30, 2002 and 2003, the Company paid GenTek $690 and $697, respectively, related to these services and office space.

Other Transactions

     GCG supplies soda ash to GenTek. For the six months ended June 30, 2002 and 2003, sales to GenTek amounted to $1,341 and $1,394, respectively.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                For the three and six months ended June 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

Note 8 - Geographic Information

                      Total Revenues     Income (Loss) Before Income Taxes
                         June 30,                   June 30,
                   -------------------   ---------------------------------
                     2002       2003             2002       2003
                   --------   --------          -------   --------
United States...   $111,137   $113,301          $ 1,147   $ (8,851)
Foreign ........     43,054     48,146           (1,736)    (2,156)
Elimination ....    (22,984)   (17,012)              --         --
                   --------   --------          -------   --------
                   $131,207   $144,435          $  (589)  $(11,007)
                   ========   ========          =======   ========

Note 9 - Segment Information

     Industry segment information is summarized as follows:

                                               Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                               ------------------   -------------------
                                                 2002      2003       2002       2003
                                               --------   -------   --------   --------
Net revenues:
   Soda Ash ................................    $54,018   $58,087   $104,456   $111,072
   Calcium Chloride ........................     19,812    18,942     26,751     33,363
                                                -------   -------   --------   --------
                                                $73,830   $77,029   $131,207   $144,435
                                                =======   =======   ========   ========
Income (loss) before income taxes:
   Soda Ash ................................    $ 2,953   $ 1,562   $  6,245   $  3,812
   Calcium Chloride ........................      1,640      (127)       154     (3,657)
                                                -------   -------   --------   --------
      Subtotal .............................      4,593     1,435      6,399        155
Eliminations and other corporate expenses...     (3,397)   (6,296)    (6,988)   (11,162)
                                                -------   -------   --------   --------
                                                $ 1,196   $(4,861)  $   (589)  $(11,007)
                                                =======   =======   ========   ========

         Income (loss) before income taxes for elimination and other corporate expenses includes financial reorganization expenses of $2,104 and $3,498 recorded in the three and six months ended June 30, 2003, respectively.

                                              Three Months Ended    Six Months Ended
                                                   June 30,             June 30,
                                              ------------------    ----------------
                                                2002      2003       2002      2003
                                               ------    ------     ------    ------
Capital Expenditures:
   Soda Ash ...............................    $  631    $1,351     $1,867    $2,873
   Calcium Chloride .......................       815       872      1,956     2,212
Elimination and other corporate expenses...         6         2         30        22
                                               ------    ------     ------    ------
                                               $1,452    $2,225     $3,853    $5,107
                                               ======    ======     ======    ======
Depreciation & Amortization:
   Soda Ash ...............................    $2,211    $2,140     $4,899    $4,432
   Calcium Chloride .......................       394       330        800       601
Elimination and other corporate expenses...       219       214        439       429
                                               ------    ------     ------    ------
                                               $2,824    $2,684     $6,138    $5,462
                                               ======    ======     ======    ======

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition

June 30, 2003 Compared with December 31, 2002

     Cash and cash equivalents were $5.5 million at June 30, 2003 compared with $11.1 million at December 31, 2002. During the first six months of 2003, the Company used cash flow from operating activities of $4.0 million, and used cash of $5.1 million for capital expenditures.

     The Company had working capital of $(121.7) million at June 30, 2003 as compared with $43.0 million at December 31, 2002. This decrease in working capital principally reflects the reclassification of amounts due under the Senior Credit Agreement and Subordinated Notes to current, lower inventories and other current assets partially offset by higher receivables and lower accrued liabilities.

     The Company failed to make the interest payment on its Subordinated Notes that was due on May 1, 2003. In addition, since April 1, 2003 the Company has not been in compliance with certain financial and other covenants contained in its Senior Credit Agreement. As a result of such defaults, the holders of the Subordinated Notes and the lenders under the Company's Senior Credit Agreement may declare all amounts outstanding thereunder, including all accrued and unpaid interest, immediately due and payable. As of June 30, 2003, the outstanding principal amount of the Company's Subordinated Notes was $100 million, and the outstanding amount due under the Company's Senior Credit Agreement was $55.7 million, all of which is classified as current.

     On March 25, 2003, the Company entered into a Forbearance and Amendment Agreement with the lenders under its Senior Credit Agreement, pursuant to which such lenders agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness. On July 31, 2003, such lenders extended the forbearance agreement through September 30, 2003. During the forbearance period the Company has agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Senior Credit Agreement or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request loans or advances. In addition, the Company has agreed to permanently reduce the total commitments available under our Senior Credit Agreement to $70 million and to reduce the total commitments during the forbearance period to the lesser of
(i) $60 million or (ii) 115% of the projected usage under the Senior Credit Agreement for such day according to a fixed schedule. We are also required under the Forbearance and Amendment Agreement to meet certain milestones in the progress of our restructuring efforts.

     The Company has commenced discussions with its creditors with respect to the restructuring of the Company's indebtedness. The Company expects that such restructuring, if successfully concluded, will result in a reduction in the amount of the Company's indebtedness to a level that the Company believes that it can service out of its existing operations, and substantial dilution to the Company's existing equity interests. However, there can be no assurance that the Company will be able to reach agreement with its creditors on the terms of any restructuring; if no such agreement is reached, the Company would be unable to repay its outstanding indebtedness and would have to explore other alternatives.

     The Company's leverage and debt service requirements (1) increase its vulnerability to economic downturns, (2) potentially limit the Company's ability to respond to competitive pressures, and (3) may limit the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, strategic investments or general corporate purposes. The Company's Subordinated Notes Indenture and Senior Credit Agreement impose operating and financial restrictions on the Company. These covenants affect, and in certain cases, limit the Company's ability to incur additional indebtedness, make capital expenditures, make investments and acquisitions and sell assets, pay dividends and make other distributions to shareholders, and consolidate, merge or sell all or substantially all assets.

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

Results of Operations

June 30, 2003 Compared with June 30, 2002

     Net revenues for the three and six month periods ended June 30, 2003 increased 4.3 percent and 10.0 percent to $77.0 million and $144.4 million, respectively, from $73.8 million and $131.2 million for the comparable prior year periods. Net revenues were positively effected by higher calcium chloride volumes due to colder winter weather and a stronger Canadian dollar, partially offset by lower domestic soda ash prices.

     Gross profit for the three month period ended June 30, 2003 decreased $4.3 million to $6.7 million from $11.0 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended June 30, 2003 decreased to 8.7 percent from 14.8 percent for the same period in 2002. Gross profit for the six month period ended June 30, 2003 decreased $8.4 million to $10.8 million from $19.2 million for the comparable prior year period. Gross profit as a percentage of net revenues for the six month period ended June 30, 2003 decreased to 7.5 percent from 14.6 percent for the same period in 2002. These decreases were primarily due to higher energy costs, lower domestic soda ash prices, and higher calcium chloride feedstock costs.

     Selling, general and administrative expense as a percentage of net revenues for the three and six month period ended June 30, 2003 and 2002 increased to 7.9 percent from 5.2 percent and to 7.8 percent from 5.9 percent. This increase was primarily due to costs incurred during negotiations with our various lenders on a financial reorganization plan.

     Interest expense for the three and six month periods ended June 30, 2003 was $3.8 million and $7.5 million, which was $0.2 million and $0.3 million higher, respectively, than the comparable prior period.

     Minority interest for the three and six month periods ended June 30, 2003 was $1.3 million and $3.0 million, respectively, versus $2.5 million and $5.1 million for the same period in 2002. The decreases in both periods reflect lower earnings at General Chemical (Soda Ash) Partners primarily due to lower domestic soda ash prices and higher energy costs.

     Net income (loss) was $(4.9) million and $(11.0) million for the three and six month periods ended June 30, 2003, respectively, versus $1.2 million and ($0.6) million for the comparable prior year periods, for the foregoing reasons.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which aims to eliminate diversity in practice by requiring that the "freestanding" financial instruments be reported as liabilities by their issuers.

     The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company will adopt the provisions of the statement on its effective date and does not anticipate a material impact to its consolidated financial statements.

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

Item 4.  Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this report. There has been no significant change in the Company's internal controls or procedures during the fiscal quarter ended June 30, 2003 that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                           Part II - Other Information

Item 3.  Defaults Upon Senior Securities

     The Company was not in compliance with the financial and other covenants contained in the Senior Credit Agreement, which constitutes an event of default under the Senior Credit Agreement. The Company's failure to meet such covenant requirements resulted in the Senior Credit Agreement becoming callable by the lenders. In addition, in accordance with the Forbearance and Amendment Agreement we are not permitted to make payments on our Subordinated Notes, and failure to pay within the grace period for the next payment date would constitute an event of default causing the Subordinated Notes to be callable as well. As a result of the Company's failure to be in compliance with its financial and other covenants under the Senior Credit Agreement, counterparties to the Company's interest rate swap agreement have the right to require the Company to cash settle this agreement by paying fair value to the counterparties.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                                   Registrant


Date August 14, 2003                /s/ DeLyle W. Bloomquist
                                    --------------------------------------------
                                    DeLyle W. Bloomquist
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) and Director


Date August 14, 2003                /s/ David S. Graziosi
                                    --------------------------------------------
                                    David S. Graziosi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as...................................'SS'