Form 10-Q
period 2003-09-30
GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC
filed 2003-11-14
CIK 1088382

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

                                    FORM 10-Q

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                         Page No.
                                                                         --------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Statements of Operations - Three and Nine Months
         Ended September 30, 2002 and 2003............................       1

      Consolidated Balance Sheets - December 31, 2002 and
         September 30, 2003...........................................       2

      Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 2002 and 2003............................       3

      Notes to Consolidated Financial Statements......................      4-7

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................     8-10

   Item 3. Qualitative and Quantitative Disclosures about Market
              Risk....................................................      10

   Item 4. Controls and Procedures....................................      10

PART II. OTHER INFORMATION

   Item 3. Defaults Upon Senior Securities............................      11

   Item 6. Exhibits and Reports on Form 8-K...........................      11

   SIGNATURES.........................................................      12

   CERTIFICATIONS.....................................................     13-16

GCIP-10Q Sept03

                          Part I. Financial Information

Item 1. Financial Statements

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended    Nine Months Ended
                                                                September 30,        September 30,
                                                             ------------------   -------------------
                                                                2002     2003       2002       2003
                                                              -------   -------   --------   --------
Net revenues .............................................    $71,327   $66,331   $202,534   $210,766
Cost of revenues .........................................     58,442    61,652    170,437    195,268
Selling, general and administrative expense ..............      3,893     3,906     11,652     11,604
Reorganization expense ...................................         --     2,293         --      5,791
                                                              -------   -------   --------   --------
Operating profit (loss) ..................................      8,992    (1,520)    20,445     (1,897)
Interest expense .........................................      3,737     3,827     10,956     11,302
Interest income ..........................................        (72)      (11)      (232)       (50)
Foreign currency transaction (gains) losses ..............        473    (1,218)       293     (1,165)
Other expense (income), net ..............................         47       (45)       120         92
                                                              -------   -------   --------   --------
Income (loss) before income taxes and minority interest...      4,807    (4,073)     9,308    (12,076)
Minority interest ........................................      4,044     1,273      9,134      4,277
                                                              -------   -------   --------   --------
Income (loss) before income taxes ........................        763    (5,346)       174    (16,353)
Income tax provision (benefit) ...........................          2         2        (14)         4
                                                              -------   -------   --------   --------
   Net income (loss) .....................................    $   761   $(5,348)  $    188   $(16,357)
                                                              =======   =======   ========   ========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                              December 31,   September 30,
                                                                                  2002            2003
                                                                              ------------   -------------
                                                                                              (unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents ..............................................     $  11,064      $   9,014
   Receivables, net .......................................................        49,705         44,355
   Inventories ............................................................        28,248         21,631
   Other current assets ...................................................         5,881          4,440
                                                                                ---------      ---------
      Total current assets ................................................        94,898         79,440
Property, plant and equipment, net ........................................        91,062         91,464
Other assets ..............................................................        16,466         22,225
                                                                                ---------      ---------
      Total assets ........................................................     $ 202,426      $ 193,129
                                                                                =========      =========

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Accounts payable .......................................................     $  22,680      $  20,192
   Accrued liabilities ....................................................        29,266         31,656
   Current portion of long-term debt ......................................            --        155,410
                                                                                ---------      ---------
      Total current liabilities ...........................................        51,946        207,258
Long-term debt ............................................................       144,394             --
Other liabilities .........................................................        86,379         91,343
                                                                                ---------      ---------
      Total liabilities ...................................................       282,719        298,601
                                                                                ---------      ---------
Minority interest .........................................................        33,147         31,553
                                                                                ---------      ---------
Equity (Deficit):
   Common Stock, $.01 par value; authorized 1,000 shares; issued and outstanding at December 31, 2002 and
      September 30, 2003, respectively ....................................            --             --
   Capital deficit ........................................................       (43,497)       (43,497)
   Accumulated other comprehensive loss ...................................        (6,603)       (13,831)
   Retained earnings ......................................................       (63,340)       (79,697)
                                                                                ---------      ---------
   Total equity (deficit) .................................................      (113,440)      (137,025)
                                                                                ---------      ---------
      Total liabilities and equity (deficit) ..............................     $ 202,426      $ 193,129
                                                                                =========      =========

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                    ------------------
                                                                      2002      2003
                                                                    -------   --------
Cash flows from operating activities:
   Net income (loss) ............................................   $   188   $(16,357)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization .............................     9,111      8,403
      Decrease in receivables ...................................     4,961      4,339
      (Increase) decrease in inventories ........................    (3,133)     5,249
      Increase (decrease) in accounts payable ...................     1,940     (3,456)
      Increase in accrued liabilities ...........................     3,577      1,624
      (Increase) decrease in other liabilities and assets, net...      (659)     2,555
      Decrease in minority interest .............................      (369)    (1,594)
                                                                    -------   --------
         Net cash provided by operating activities ..............    15,616        763
                                                                    -------   --------
Cash flows from investing activities:

   Capital expenditures .........................................    (5,482)    (6,337)
                                                                    -------   --------
         Net cash used by investing activities ..................    (5,482)    (6,337)
                                                                    -------   --------
Cash flows from financing activities:
   Borrowings under credit facility .............................     5,106      7,177
   Repayment under credit facility ..............................    (5,076)    (3,653)
   Other financing activities ...................................        20         --
                                                                    -------   --------
         Net cash provided by financing activities ..............        50      3,524
                                                                    -------   --------
Increase (decrease) in cash and cash equivalents ................    10,184     (2,050)
Cash and cash equivalents at beginning of period ................    14,182     11,064
                                                                    -------   --------
Cash and cash equivalents at end of period ......................   $24,366   $  9,014
                                                                    =======   ========

Supplemental disclosure of cash flow information:
   Cash paid (refunded) during the period for:
      Interest ..................................................   $ 7,642   $  2,649
      Taxes .....................................................    (1,219)    (3,647)

        See the accompanying notes to consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the three and nine months ended September 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

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

     The Company's recent financial performance has been negatively impacted by lower soda ash prices, rising energy costs and the weaker economic environment. The Company failed to make the interest payments on its Subordinated Notes that were due on May 1, 2003 and November 1, 2003. In addition, since April 1, 2003 the Company has not been in compliance with certain financial and other covenants contained in its Credit Agreement, dated as of April 30, 1999 (the "Senior Credit Agreement"), among General Chemical Industrial Products, Inc., as Borrower, the banks and other financial institutions designated as lenders, JPMorgan Chase (formerly The Chase Manhattan Bank), as Administrative Agent, JPMorgan Chase of Canada (formerly The Chase Manhattan Bank of Canada), as Canadian Administrative Agent, the Bank of Nova Scotia, as Syndication Agent, and The First National Bank of Chicago, as Documentation Agent. At September
30, 2003, the Company owed $109.7 million, including accrued and unpaid interest, in respect of its Subordinated Notes and $55.4 million under its Senior Credit Agreement, all of which obligations are classified as current. The Company has commenced discussions with its creditors with respect to the restructuring of the Company's indebtedness. The Company expects that such restructuring, if successfully concluded, will result in the extinguishment of the Company's existing equity interests and a reduction in the amount of the Company's indebtedness to a level that the Company believes that it can service out of its existing operations. However, there can be no assurance that the Company will be able to reach agreement with its creditors on the terms of any restructuring; if no such agreement is reached, the Company would be unable to repay its outstanding indebtedness and would have to explore other alternatives, including a reorganization of the Company, a sale of the Company's assets pursuant to Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") or a liquidation pursuant to Chapter 7 of the Bankruptcy code. See Note 5
- Long-Term Debt for further discussion.

     The accompanying unaudited interim consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 reflect the operations of GCIP and its subsidiaries. These unaudited interim financial statements have been prepared by the Company pursuant to Article 10 of the Securities and Exchange Commission's Regulation S-X. The financial statements do not include certain information and footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company's financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

     In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statement amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company adopted the provisions of the statement on its effective date. The adoption of this statement did not have a material impact to its consolidated financial statements.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             For the three and nine months ended September 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

     On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which aims to eliminate diversity in practice by requiring that the "freestanding" financial instruments be reported as liabilities by their issuers.

     The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date. The adoption of this statement did not have a material impact to its consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". The Company has no arrangements that would be subject to this interpretation.

Note 2 - Comprehensive Loss

     Total comprehensive loss is comprised of net loss, foreign currency translation adjustments and the change in unrealized gains and losses on derivative instruments. Total comprehensive loss for the three and nine months ended September 30, 2002 and 2003 was ($8,798) and ($6,357), and ($187) and
($23,585), respectively.

Note 3 - Additional Financial Information

     The components of inventories were as follows:

                                         December 31,   September 30,
                                             2002            2003
                                         ------------   -------------
Raw materials ........................      $ 1,172        $ 2,278
Work in process ......................        3,134          1,193
Finished products ....................       16,830         11,450
Supplies and containers ..............        7,112          6,710
                                            -------        -------
                                            $28,248        $21,631
                                            =======        =======

Note 4- Restructuring

     In the fourth quarter of 2000, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $59.8 million. In the second quarter of 2001, the Company provided for additional pretax restructuring charges of $1.7 million for revised actuarial estimates of employee termination benefits. The restructuring involved the idling of the Company's synthetic soda ash production capacity in Amherstburg, Ontario, Canada. The balance of the restructuring reserve at December 31, 2002 was $2.1 million. Spending against this reserve was $1.3 million during the nine months ended September 30, 2003.

     In the fourth quarter of 2002, the Company recorded a pretax restructuring charge, including related asset writedowns and workforce reductions, of $7.7 million. The restructuring involved the closing of the Company's calcium chloride production capacity in Manistee, Michigan which resulted in the writedown of long-lived assets and workforce reductions of approximately 40 hourly and salaried employees. The balance of the restructuring reserve at December 31, 2002 was $1.1 million. Spending against this reserve was $0.5 million during the nine months ended September 30, 2003.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

             For the three and nine months ended September 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

Note 5 - Long-Term Debt

     The Company failed to make the interest payments on its Subordinated Notes that were due on May 1, 2003 and November 1, 2003. In addition, since April 1, 2003 the Company has not been in compliance with certain financial and other covenants contained in its Senior Credit Agreement. As a result of such defaults, the holders of the Subordinated Notes and the lenders under the Company's Senior Credit Agreement may declare all amounts outstanding thereunder, including all accrued and unpaid interest, immediately due and payable. At September 30, 2003, the outstanding principal amount of the Company's Subordinated Notes was $100 million, and the outstanding amount due under the Company's Senior Credit Agreement was $55.4 million, all of which is classified as current.

     On March 25, 2003, the Company entered into a Forbearance and Amendment Agreement with the lenders under its Senior Credit Agreement, pursuant to which such lenders agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness. Such lenders extended the forbearance agreement on July 30, 2003 and October 1, 2003. Currently, the forbearance period expires on January 15, 2004. During the forbearance period the Company has agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Senior Credit Agreement or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request loans or advances. In addition, the Company has agreed to permanently reduce the total commitments available under its Senior Credit Agreement to $70 million and to reduce the total commitments during the forbearance period to the lesser of (i) $60 million or
(ii) 115% of the projected usage under the Senior Credit Agreement for such day according to a fixed schedule. The Company is also required under the Forbearance and Amendment Agreement to meet certain milestones in the progress of its restructuring efforts.

     The Company continues to have discussions with its creditors with respect to the restructuring of the Company's indebtedness. In connection with such activities, the Company has recorded reorganization expense of $2.3 million and $5.8 million, respectively, for the three and nine month periods ended September 30, 2003. The Company expects that such restructuring, if successfully concluded, will result in the extinguishments of the Company's existing equity interests and a reduction in the amount of the Company's indebtedness to a level that the Company believes that it can service out of its existing operations. However, there can be no assurance that the Company will be able to reach agreement with its creditors on the terms of any restructuring;
if no such agreement is reached, the Company would be unable to repay its outstanding indebtedness and would have to explore other alternatives, including a reorganization of the Company, a sale of the Company's assets pursuant to Chapter 11 of the Bankruptcy Code or a liquidation pursuant to Chapter 7 of the Bankruptcy Code.

Note 6 - Related Party Transactions

Management Agreement

     The Company is party to a management agreement with Latona Associates Inc. (which is controlled by a stockholder of the Company) under which the Company receives corporate supervisory and administrative services and strategic guidance for a quarterly fee. This management fee was $1,251 and $1,284 for the nine months ended September 30, 2002 and 2003, respectively.

Transition Support Agreement

     In connection with the spinoff of GenTek, Inc. ("GenTek") in April 1999, GenTek agreed to provide the Company with certain management information services and to sublease to the Company the office space in Parsippany, New Jersey used as its operations headquarters. For the nine months ended September 30, 2002 and 2003, the Company paid GenTek $1,034 and $1,056, respectively, related to these services and office space.

                    GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
             For the three and nine months ended September 30, 2003
                             (Dollars in thousands)
                                   (unaudited)

Other Transactions

     GCG supplies soda ash to GenTek. For the nine months ended September 30, 2002 and 2003, sales to GenTek amounted to $1,994 and $1,813, respectively.

Note 7 - Geographic Information

                                                                     Income (Loss)
                                               Net Revenues       Before Income Taxes
                                               September 30,         September 30,
                                            -------------------   ------------------
                                              2002       2003       2002      2003
                                            --------   --------   -------   --------
United States ...........................   $167,871   $167,055   $ 3,384   $(11,087)
Foreign .................................     69,493     67,391    (3,210)    (5,266)
Elimination .............................    (34,830)   (23,680)       --         --
                                            --------   --------   -------   --------
                                            $202,534   $210,766   $   174   $(16,353)
                                            ========   ========   =======   ========

Note 9 - Segment Information

     Industry segment information is summarized as follows:

                                                Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                                ------------------   -------------------
                                                   2002     2003       2002       2003
                                                 -------   -------   --------   --------
Net revenues:
   Soda Ash .................................    $55,746   $55,136   $160,202   $166,208
   Calcium Chloride .........................     15,581    11,195     42,332     44,558
                                                 -------   -------   --------   --------
                                                 $71,327   $66,331   $202,534   $210,766
                                                 =======   =======   ========   ========
Income (loss) before income taxes:
   Soda Ash .................................    $ 4,690   $ 1,625   $ 10,935   $  5,437
   Calcium Chloride .........................        383    (1,831)       537     (5,488)
                                                 -------   -------   --------   --------
      Subtotal ..............................      5,073      (206)    11,472        (51)
Elimination and other corporate expenses ....     (4,310)   (5,140)   (11,298)   (16,302)
                                                 -------   -------   --------   --------
                                                 $   763   $(5,346)  $    174   $(16,353)
                                                 =======   =======   ========   ========

Income (loss) before income taxes for elimination and other corporate expenses includes financial reorganization expenses of $2,293 and $5,791 recorded in the three and nine months ended September 30, 2003, respectively.

                                                Three Months Ended   Nine Months Ended
                                                   September 30,        September 30,
                                                ------------------   -----------------
                                                   2002     2003       2002     2003
                                                  ------   ------     ------   ------
Capital Expenditures:
   Soda Ash..................................     $  449   $  753     $2,316   $3,626
   Calcium Chloride..........................      1,174      476      3,129    2,688
Elimination and other corporate expenses.....          6        1         37       23
                                                  ------   ------     ------   ------
                                                  $1,629   $1,230     $5,482   $6,337
                                                  ======   ======     ======   ======
Depreciation & Amortization:
   Soda Ash..................................     $2,296   $2,394     $7,195   $6,826
   Calcium Chloride..........................        456      333      1,256      934
Elimination and other corporate expenses.....        221      214        660      643
                                                  ------   ------     ------   ------
                                                  $2,973   $2,941     $9,111   $8,403
                                                  ======   ======     ======   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

September 30, 2003 Compared with December 31, 2002

     Cash and cash equivalents were $9.0 million at September 30, 2003 compared with $11.1 million at December 31, 2002. During the first nine months of 2003, the Company provided cash flow from operating activities of $0.8 million, used cash of $6.3 million for capital expenditures and provided net cash from borrowings of $3.5 million.

     The Company had working capital of $(127.8) million at September 30, 2003 as compared with $43.0 million at December 31, 2002. This decrease in working capital principally reflects the reclassification of amounts due under the Senior Credit Agreement and Subordinated Notes to current, lower cash balances, receivables, inventories, other current assets and higher accrued liabilities, partially offset by lower accounts payable.

     The Company failed to make the interest payments on its Subordinated Notes that were due on May 1, 2003 and November 1, 2003. In addition, since April 1, 2003 the Company has not been in compliance with certain financial and other covenants contained in its Senior Credit Agreement. As a result of such defaults, the holders of the Subordinated Notes and the lenders under the Company's Senior Credit Agreement may declare all amounts outstanding thereunder, including all accrued and unpaid interest, immediately due and payable. At September 30, 2003, the outstanding principal amount of the Company's Subordinated Notes was $100 million, and the outstanding amount due under the Company's Senior Credit Agreement was $55.4 million, all of which is classified as current.

     On March 25, 2003, the Company entered into a Forbearance and Amendment Agreement with the lenders under its Senior Credit Agreement, pursuant to which such lenders agreed not to exercise any remedies for the existing defaults through July 30, 2003 to allow the Company time to pursue a restructuring of its existing indebtedness. Such lenders extended the forbearance agreement on July 30, 2003 and on October 1, 2003. Currently, the forbearance period expires on January 15, 2004. During the forbearance period the Company has agreed to restrict its ability to incur additional liens, make payments on account of indebtedness other than indebtedness under the Senior Credit Agreement or currently scheduled payments, make any direct or indirect payment on or in respect of the Subordinated Notes, or request loans or advances. In addition, the Company has agreed to permanently reduce the total commitments available under its Senior Credit Agreement to $70 million and to reduce the total commitments during the forbearance period to the lesser of (i) $60 million or
(ii) 115% of the projected usage under the Senior Credit Agreement for such day according to a fixed schedule. The Company is also required under the Forbearance and Amendment Agreement to meet certain milestones in the progress of its restructuring efforts.

     The Company continues to have discussions with its creditors with respect to the restructuring of the Company's indebtedness. The Company expects that such restructuring, if successfully concluded, will result in the extinguishments of the Company's existing equity interests and a reduction in the amount of the Company's indebtedness to a level that the Company believes that it can service out of its existing operations. However, there can be no assurance that the Company will be able to reach agreement with its creditors on the terms of any restructuring; if no such agreement is reached, the Company would be unable to repay its outstanding indebtedness and would have to explore other alternatives, including a reorganization of the Company, a sale of the Company's assets pursuant to Chapter 11 of the Bankruptcy Code or a liquidation pursuant to Chapter 7 of the Bankruptcy Code.

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

Results of Operations

September 30, 2003 Compared with September 30, 2002

     Net revenues for the three and nine month periods ended September 30, 2003 decreased 7.0 percent and increased 4.1 percent to $66.3 million and $210.8 million, respectively, from $71.3 million and $202.5 million for the comparable prior year periods. Net revenues for the three month period ended September 30, 2003 were negatively affected by lower domestic soda ash prices as well as lower calcium chloride volumes, partially offset by a stronger Canadian dollar. Net revenues for the nine month period ended September 30, 2003 were positively effected by higher soda ash volumes and a stronger Canadian dollar, partially offset by lower domestic soda ash prices and calcium chloride volumes.

     Gross profit for the three month period ended September 30, 2003 decreased $8.2 million to $4.7 million from $12.9 million for the comparable prior year period. Gross profit as a percentage of net revenues for the three month period ended September 30, 2003 decreased to 7.0 percent from 18.1 percent for the same period in 2002. Gross profit for the nine month period ended September 30, 2003 decreased $16.6 million to $15.5 million from $32.1 million for the comparable prior year period. Gross profit as a percentage of net revenues for the nine month period ended September 30, 2003 decreased to 7.4 percent from 15.9 percent for the same period in 2002. These decreases were primarily due to higher energy costs, lower domestic soda ash prices, higher calcium chloride feedstock costs and a stronger Canadian dollar.

     Selling, general and administrative expense was $3.9 million and $11.6 million for the three and nine month periods ended September 30, 2003, respectively, versus $3.9 million and $11.7 million for the comparable prior year periods.

     Reorganization expense for the three and nine month periods ended September 30, 2003 were $2.3 million and $5.8 million, respectively.

     Interest expense for the three and nine month periods ended September 30, 2003 was $3.8 million and $11.3 million, which was $0.1 million and $0.3 million higher, respectively, than the comparable prior period.

     Minority interest for the three and nine month periods ended September 30, 2003 was $1.3 million and $4.3 million, respectively, versus $4.0 million and $9.1 million for the same period in 2002. The decreases in both periods reflect lower earnings at General Chemical (Soda Ash) Partners primarily due to lower domestic soda ash prices and higher energy costs.

     Net income (loss) was $(5.3) million and $(16.4) million for the three and nine month periods ended September 30, 2003, respectively, versus $0.8 million and $0.2 million for the comparable prior year periods, for the foregoing reasons.

Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions. This statements amends SFAS 133 to clarify the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company adopted the provisions of the statement on its effective date. The adoption of this statement did not have a material impact to its consolidated financial statements.

     On May 15, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which aims to eliminate diversity in practice by requiring that the "freestanding" financial instruments be reported as liabilities by their issuers.

     The provisions of SFAS 150, which also include a number of new disclosure requirements, are effective for instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The Company adopted the provisions of the statement on its effective date. The adoption of this statement did not have a material impact to its consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". The Company has no arrangements that would be subject to this interpretation.

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company's consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statement in "--Financial Condition" concerning the Company's expectation that such restructuring, if successfully concluded, will result in the extinguishment of the Company's existing equity interests and a reduction in the amount of the Company's indebtedness to a level that the Company believes that it can service out of its existing operations, and (ii) other statements as to management's or the Company's expectations or beliefs presented in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The important factors described in this report (including, without limitation, those discussed in "--Financial Condition"), in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, or in other Securities and Exchange Commission filings (which factors are incorporated herein by reference), could affect (and in some cases have affected) the Company's actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

     While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

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

Item 4. Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this report. There has been no significant change in the Company's internal controls or procedures during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

                           Part II - Other Information

Item 3. Defaults Upon Senior Securities

     The Company was not in compliance with the financial and other covenants contained in the Senior Credit Agreement, which constitutes an event of default under the Senior Credit Agreement. The Company's failure to meet such covenant requirements resulted in the Senior Credit Agreement becoming callable by the lenders. In addition, in accordance with the Forbearance and Amendment Agreement the Company was not permitted to make interest payments of $10.6 million on its Subordinated Notes, and failure to pay within the grace period constituted an event of default causing the Subordinated Notes to be callable as well. As a result of the Company's failure to be in compliance with its financial and other covenants under the Senior Credit Agreement, counterparties to the Company's interest rate swap agreement have the right to require the Company to cash settle this agreement by paying fair value to the counterparties.

     The Company continues to have discussions with its lenders towards amending its Senior Credit Agreement and restructuring its obligations under the Subordinated Notes. If these discussions do not result in an acceptable amendment or restructuring of our existing indebtedness, or if our expectations regarding any of the other factors enumerated above are not realized, the Company may be required to reduce capital expenditures, sell additional assets, restructure all or a portion of our existing debt or obtain alternative sources of financing. However, there can be no assurance that alternative sources of financing will be available or at terms which are favorable to the Company.

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

                                       GENERAL CHEMICAL INDUSTRIAL PRODUCTS INC.
                                                     Registrant


Date November 14, 2003                 /s/ De Lyle W. Bloomquist
                                           -------------------------------------
                                           De Lyle W. Bloomquist
                                           President and Chief Executive Officer
                                           (Principal Executive Officer) and
                                           Director


Date November 14, 2003                 /s/ David S. Graziosi
                                           -------------------------------------
                                           David S. Graziosi
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer) and Director

                        STATEMENT OF DIFFERENCES

The section symbol shall be expressed as............................... 'SS'